Form 10-Q
period 1999-06-30
CARRIER1 INTERNATIONAL S A
filed 1999-08-20
CIK 1081824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number __________

                           CARRIER1 INTERNATIONAL S.A.
             (Exact name of registrant as specified in its charter)

                  LUXEMBOURG                              98-0199626
 (State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                      Identification No.)

                                 ROUTE D'ARLON 3
                           L-8009 STRASSEN, LUXEMBOURG
                           ---------------------------
          (Address, including zip code of principal executive offices)

                              (011) (41-1) 297-2600
                              ---------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No    X
   ----     -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $2.00 per share, outstanding at June 30, 1999: shares 31,019,071

                           CARRIER1 INTERNATIONAL S.A.

                                Table of Contents

Part I.  Financial Information

      Item 1. Unaudited Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ........

           Consolidated Statements of Operations for the Three Months Ended June
                 30, 1999 and June 30, 1998, Six Months Ended June 30, 1999 and
                 the Period from February 20 1998 (Date of Inception) to June
                 30, 1998 ...............................................................

           Consolidated Statement of Shareholders' Equity as of June 30, 1999 ...........


           Consolidated Statements of Cash Flows for the Six Months Ended June
                 30, 1999 and the Period from February 20, 1998 (Date of
                 Inception) to June 30, 1998 ............................................

           Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...................................................

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

      Item 1. Legal Proceedings .........................................................

      Item 6. Exhibits and Reports on Form 8-K ..........................................

                                      PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------


                                                                          JUNE 30, 1999    DEC. 31, 1998*
                                                                         ---------------  ---------------
                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................................     $  48,105      $   4,184
   Restricted cash ....................................................         2,815          1,518
   Restricted investments held in escrow ..............................        91,427           --
   Accounts receivables ...............................................        13,506          1,217
   Unbilled receivables ...............................................         8,064          1,645
   Other receivables ..................................................         8,580          3,014
   Prepaid expenses and other current assets ..........................         7,887          3,179
                                                                            ---------      ---------
          Total current assets ........................................       180,384         14,757

PROPERTY AND EQUIPMENT - NET ..........................................        82,909         31,091
INVESTMENT IN JOINT VENTURES ..........................................         4,681          4,675
RESTRICTED INVESTMENTS HELD IN ESCROW .................................        44,059           --
OTHER ASSETS ..........................................................        13,256            911
                                                                            ---------      ---------
TOTAL .................................................................     $ 325,289      $  51,434
                                                                            ---------      ---------
                                                                            ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable .............................................     $  25,193      $  27,602
   Accrued interest ...................................................        11,936
   Other accrued liabilities ..........................................        21,235          4,643
                                                                            ---------      ---------
          Total current liabilities ...................................        58,364         32,245
LONG-TERM DEBT (Net of discount of $2,202) (See Note 5)
   Senior notes .......................................................     $ 245,350           --
   Other long-term debt ...............................................         8,629           --
                                                                                           ---------
                 Total long-term debt .................................       253,979           --
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
   Common stock, $2 par value, 31,019,071 and 30,000,000 shares respectively authorized, 31,019,071 and 18,885,207, respectively
       issued and outstanding at June 30, 1999 and December 31, 1998 ..        62,038         37,770
   Additional paid-in capital .........................................         2,304           --
   Accumulated deficit ................................................       (53,297)       (19,235)
   Accumulated other comprehensive income .............................         1,901            654
                                                                            ---------      ---------
          Total shareholders' equity ..................................        12,946         19,189
                                                                            ---------      ---------
TOTAL .................................................................     $ 325,289      $  51,434
                                                                            ---------      ---------
                                                                            ---------      ---------

*     Derived from audited consolidated financial statements.



           See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND
JUNE 30, 1998, SIX MONTHS ENDED JUNE 30, 1999 AND
THE PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO JUNE 30, 1998
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)
-------------------------------------------------------------------------------


                                                                                                       PERIOD FROM
                                                    THREE MONTHS    THREE MONTHS      SIX MONTHS       FEBRUARY 20,
                                                     ENDED JUNE     ENDED JUNE 30,    ENDED JUNE      1998 TO JUNE 30,
                                                      30, 1999         1998            30, 1999            1998
                                                    ------------    ------------      ----------       ------------
REVENUES ....................................          20,194         $   --           $ 32,487         $   --

OPERATING EXPENSES:
   Cost of services (exclusive of
        items shown separately below) .......          22,346             --             39,361             --
   Selling, general and administrative ......           3,147            1,280            6,465            1,438
   Depreciation and amortization ............           2,298             --              3,634             --
                                                     --------         --------         --------         --------
   Total operating expenses .................          27,791            1,280           49,460            1,438
                                                     --------         --------         --------         --------
LOSS FROM OPERATIONS ........................          (7,597)          (1,280)         (16,973)          (1,438)

OTHER INCOME (EXPENSE):
   Interest expense .........................          (8,400)            --            (12,605)            --
   Interest income ..........................           2,099             --              3,078             --
   Currency exchange loss, net ..............          (4,721)            --             (7,149)            --
   Other, net ...............................            (413)            --               (413)            --
                                                     --------         --------         --------         --------
     Total other income (expense) ...........         (11,435)            --            (17,089)            --
                                                     --------         --------         --------         --------

LOSS BEFORE INCOME TAX
BENEFIT .....................................         (19,032)          (1,280)         (34,062)          (1,438)

INCOME TAX BENEFIT - Net of
valuation allowance .........................            --               --               --               --
                                                                      --------         --------         --------
NET LOSS ....................................        $(19,032)        $ (1,280)        $(34,062)        $ (1,438)
                                                     --------         --------         --------         --------
                                                     --------         --------         --------         --------
EARNINGS (LOSS) PER SHARE:

   Net loss:
       Basic ................................        $  (0.63)        $  (1.56)        $  (1.23)        $  (2.40)
                                                     --------         --------         --------         --------
                                                     --------         --------         --------         --------
       Diluted ..............................        $  (0.63)        $  (1.56)        $  (1.23)        $  (2.40)
                                                     --------         --------         --------         --------
                                                     --------         --------         --------         --------

            See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1999
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                              ACCUMULATED
                                                              ADDITIONAL                         OTHER
                                                   COMMON      PAID-IN-       ACCUMULATED    COMPREHENSIVE
                                                   STOCK       CAPITAL          DEFICIT         INCOME          TOTAL
                                                 ---------     --------         --------        --------     ---------
 BALANCE--December 31, 1998...................    $ 37,770                      $(19,235)          $ 654      $19,189
Issuance of shares (12,133,864 shares).......       24,268                                                     24,268
Issuance of warrants.........................                    $2,304                                         2,304
Comprehensive income (loss):
  Net loss.....................................                                  (34,062)                     (34,062)
  Other comprehensive income, net of
    tax:
    Currency translation adjustments.............                                                  1,247        1,247

Total comprehensive loss.....................                                                                 (32,815)
                                                 ---------     --------         --------        --------     ---------

BALANCE--June 30, 1999........................    $ 62,038       $2,304         $(53,297)         $1,901      $12,946
                                                 ---------     --------         --------        --------     ---------
                                                 ---------     --------         --------        --------     ---------



            See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND
PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO JUNE 30, 1998
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                                            PERIOD FROM
                                                                           SIX MONTHS       FEBRUARY 20,
                                                                         ENDED JUNE 30,     1998 TO JUNE
                                                                              1999           30, 1998
                                                                        ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................        $ (34,062)        $  (1,438)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization ............................            3,634              --
       Changes in operating assets and liabilities
          Restricted cash .......................................          (1, 297)             --
          Receivables ...........................................          (24,875)             --
          Prepaid expenses and other current assets .............           (4,347)             (514)
          Other assets ..........................................          (13,262)             --
          Trade accounts payable and accrued liabilities ........           21,799               404
                                                                         ---------         ---------
              Net cash used in operating activities .............          (52,410)           (1,548)
                                                                         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted investments held in escrow ...........         (135,486)
   Purchase of property and equipment ...........................          (51,460)             (917)
   Investments in joint ventures ................................               (6)             --
                                                                         ---------         ---------
              Net cash used in investing activities .............         (186,952)             (917)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of short-term debt ....................                              3,070
   Proceeds from issuance of long-term debt .....................          253,858              --
   Proceeds from issuance of common stock and warrants ..........           26,571               177
                                                                         ---------         ---------
              Net cash provided by financing activities .........          280,429             3,247

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS .........................................            2,854                 9
                                                                         ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................           43,921               791

CASH AND CASH EQUIVALENTS
   Beginning of period ..........................................            4,184
                                                                         ---------         ---------
   End of period ................................................        $  48,105         $     791
                                                                         ---------         ---------
                                                                         ---------         ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH
   OPERATING AND INVESTING ACTIVITIES:
   At June 30, 1999 and December 31, 1998, the Company had purchased approximately $24,982 and $17,315, respectively, of equipment on open accounts payable.



CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND SIX MONTHS
ENDED JUNE 30, 1999 AND THE PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO JUNE 30, 1998
(In Thousands of U.S. Dollars, Except Share Information)


1. NATURE OF OPERATIONS

     Carrier1 International S.A., its subsidiaries in Europe and its subsidiary in the United States ("Carrier1" or the "Company"), operate in the telecommunications industry offering long distance voice and Internet Protocol telecommunication services on a wholesale basis. The Company offers these services primarily to competitive fixed-line operators, other carriers, wireless operators, Internet service providers, resellers, and multi-national corporations. The Company is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2. UNAUDITED FINANCIAL INFORMATION

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  EARNINGS PER SHARE

     The following details the earnings per share calculations for the three months ended June 30, 1999 and June 30, 1998, for the six months ended June 30, 1999 and for the period from February 20, 1998 (date of inception) to June 30, 1998 (in thousands of U.S. dollars, except share information):

                                                                                                                          PERIOD
                                                                                                                           FROM
                                                          THREE MONTHS         THREE MONTHS         SIX MONTHS           FEBRUARY
                                                             ENDED                 ENDED               ENDED            20, 1998 TO
                                                            JUNE 30,             JUNE 30,             JUNE 30,            JUNE 30,
                                                              1999                 1998                1999               1998
                                                          -----------         -------------         -----------         ---------
Loss from operations .............................        $    (7,597)        $      (1,280)        $   (16,973)        $  (1,438)
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------
Net loss .........................................        $   (19,032)        $      (1,280)        $   (34,062)        $  (1,438)
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------
Total number of shares used to compute
basic earnings (loss) per share ..................         30,170,000               819,000          27,618,000           599,000
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------
Loss from operations:
   Basic loss per share ..........................        $     (0.25)             $ (1.56)         $     (0.61)        $   (2.40)
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------
   Diluted loss per shares .......................        $     (0.25)        $      (1.56)         $     (0.61)        $   (2.40)
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------

Net loss:
   Basic loss per share....................                 $   (0.63)             $ (1.56)              $(1.23)           $(2.40)
                                                          -----------         -------------         -----------         ---------
   Diluted loss per shares.................                 $   (0.63)             $ (1.56)              $(1.23)           $(2.40)
                                                          -----------         -------------         -----------         ---------
                                                          -----------         -------------         -----------         ---------

     Potential dilutive securities have been excluded from the computation for the three months ended June 30, 1999 and June 30, 1998, for the six months ended June 30, 1999 and for the period from February 20, 1998 (date of inception) to June 30, 1998 as their effect is antidilutive. Had the Company been in a net income position for the three months ended June 30, 1999 and June 30, 1998, for the and six months ended June 30, 1999 and for the period from February 20, 1998 (date of inception) to June 30, 1998, diluted earnings per share would have included an additional 5,687,615, 2,822,000, 5,687,615 and 2,822,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions.

4. PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1999, consist of the following:


Network equipment.....................................................            $ 46,258
Indefeasible right of use investments.................................              21,184
Leasehold improvements................................................               5,661
Furniture, fixtures and office equipment..............................               2,422
Construction in progress..............................................              12,210
                                                                              ------------
                                                                                    87,735
Less: accumulated depreciation and amortization.......................             (4,826)
                                                                              ------------
   Property and equipment, net........................................            $ 82,909
                                                                              ------------
                                                                              ------------



5.  LONG-TERM DEBT

      On February 19, 1999, the Company issued $160 million and [euro]85 million of 13 1/4% senior notes (the "Notes") with detachable warrants with a scheduled maturity of February 15, 2009. Each Dollar warrant is initially exercisable to purchase 6.71013 shares of common stock and each Euro warrant is initially exercisable to purchase 7.53614 shares of common stock. Holders will be able to exercise the warrants at a per share price equal to the greater of $2.00 per share and the minimum par value required by Luxembourg law (currently 50 Luxembourg francs), subject to adjustment.

      The Company has the right to redeem any of the Notes beginning on February 15, 2004. The initial redemption price is 106.625% of their principal amount, plus accrued interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued interest, beginning on February 15, 2007. In addition, before February 15, 2002, the Company may redeem up to 35% of the aggregate amount of either series of Notes with the proceeds of sales of its capital stock at 113.25% of their principal amount. The Company may make such redemption only if after any such redemption, an amount equal to at least 65% of the aggregate principal amount of such Notes originally issued remains outstanding.

      The Notes contain covenants that restrict the Company's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

      The Company is obligated to use its best efforts to cause the Notes to generally be freely transferable under the Securities Act of 1993 no later than August 19, 1999. If this requirement is not met, then the interest on the Notes will increase by 0.5% per annum until the Notes are generally freely transferable. The Company expects this requirement to be met in September, 1999.

      As required by the terms of the Notes, the Company used approximately $49.2 million of the net proceeds to purchase a portfolio of U.S. government securities and approximately [euro]26.9 million ($29.8 million) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of Notes to secure and fund the first five interest payments.

      The details of other long-term debt are as follows:

Seller financing............................ $2,929
Network fiber lease.........................  5,317
Other.......................................    383
                                             ------
Total.......................................  8,629
                                             ======

     Approximately $2.9 million of other long term indebtedness is attributable to seller financing of fiber optic cable for the Company's German network. Pursuant to the terms of the financing agreement, the seller will either provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal annual installments beginning on December 31, 2001 together with interest, or will allow the Company to make payment in full by December 31, 2000 without interest. The loan, if provided, will bear interest at the U.S. dollar Libor rate plus 4% per annum.

      Approximately $5.3 million of other long term indebtedness is attributable to a lease of network fiber the Company entered into on April 1, 1999. The lease requires the Company to make monthly payments of $274 for operating and maintenance costs for 36 months, after which the Company will obtain a 15 year indefeasible right of use in the fiber underlying the lease. The Company will be required to pay an annual operating and maintenance fee of $250 for the term of the indefeasible right of use.

      The Company also has available to it, but as of June 30, 1999, had not drawn any amounts under, a vendor financing facility with Nortel. The Nortel facility will allow the Company to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, the Company may borrow up to $75 million or the actual amount paid or payable by the Company for network equipment supplied prior to December 31, 1999, whichever is less. Advances under the facility will bear interest at a floating rate tied to LIBOR, and interest payments will be payable periodically from the date of the relevant advance. At the Company option, it may pledge assets to secure the Nortel facility and receive a lower interest rate. The Company may not borrow additional funds under the Nortel facility after December 31, 2000. Advances are to be repaid in sixteen equal quarterly installments beginning March 31, 2001.

6.  COMMITMENTS AND CONTINGENCIES

 PURCHASE COMMITMENTS

      On April 16, 1999, the Company signed an agreement to swap fiber wavelength on the basis of a 15 year indefeasible right of use (IRU). Carrier1 is to receive two unprotected wavelengths on diverse routes between Hamburg, Copenhagen and Malmo and provide two unprotected wavelengths on the routes between Hamburg and Frankfurt, Hamburg and Berlin, and Berlin and Frankfurt in exchange. The first wavelength to Scandinavia is scheduled for receipt by Carrier1 in the third quarter of 1999, the second for early fourth quarter, 1999. Carrier1 will deliver the two wavelengths on the German ring during the first quarter of 2000. The Company will account for this transaction as a nonmonetary exchange in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

      On April 29, 1999, Carrier1 signed a letter of intent with Nortel for the purchase of DWDM equipment to light up dark fiber in Germany and on the London ring. The value of the purchases and the associated services to be performed within 18 months amounts to $25 million.

      On May 7, 1999, Carrier1 signed a contract for the purchase of a 10-year indefeasible right of use (IRU) for 2.5 Gbit/s of capacity from London to Amsterdam, Frankfurt, Paris and Brussels in the amount of $15.0 million. The capacity is scheduled to be delivered in mid-1999. Carrier1 sold in exchange to the same company a 10-year IRU for 2.5 Gbit/s of capacity from London to Frankfurt, Amsterdam and Paris in the amount of $12.0 million. Carrier1 will pay $3.0 million on the date of acceptance; the remaining $12.0 million will be offset by the delivery of Carrier1's wavelength.

7.  SHAREHOLDERS' EQUITY

      Carrier1 has granted options pursuant to the 1999 Share Option Plan to acquire approximately 2,110,968 Shares at an exercise price of $2.00 per Share plus applicable capital duty (currently 1% of the subscription price payable to Carrier1 International by the subsidiary granting the applicable option). Carrier1 intends to grant additional options in the future.

      As of May 1, the Company had substantially completed a restructuring of its management equity arrangements. Pursuant to this restructuring, certain members of management in effect have exchanged their equity interests and options that they had held in Carrier One, LLC (the "LLC") (which holds a majority of the equity of Carrier1 International) to acquire an equivalent dollar amount of shares and options of Carrier1 International common stock. Each LLC share with a par value of $1 was exchanged for 1/2 of a Carrier1 International S.A. share with a par value of $2. Each option to purchase one LLC share at an exercise price of $1 was exchanged for 1/2 of an option bearing the right to purchase one share of Carrier1 International S.A. with an exercise price of $2. Management believes that this restructuring of management equity arrangements does not result in a new measurement date for purposes of APB 25.


8.  INCOME TAXES

      The Company has tax loss carryforwards of approximately $34,000 at June 30, 1999. The ability of the Company to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Due to its limited history, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.


9.  SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments for the six months ended June 30, 1999 is shown in the following table. The "Other" column includes unallocated shared and corporate related assets.

                                         VOICE SERVICES     DATA SERVICES         OTHER        CONSOLIDATED
                                         --------------     -------------         -----        ------------
Revenues..............................         $27,748           $  4,739                          $32,487
Fixed cost contribution...............           5,384              4,739                           10,123
Identifiable assets...................          18,252              2,962         304,075          325,289



10. SUBSEQUENT EVENTS

      During the third quarter, Carrier1 announced an agreement to swap 12 strands of dark fiber on Carrier1's German ring for 12 strands of dark fiber covering substantially all of the major cities in France. Like Carrier1's German fiber infrastructure, this new homogeneous French ring utilizes the latest generation of high speed, high capacity fiber optic cable. The French fiber infrastructure will become available in phases throughout the year of 2000. Moreover, each party has executed an agreement whereby they will provide certain network maintenance services for the other party in their respective countries. This swap transaction, in which no cash will change hand, will be accounted for as a "non monetary transaction" in accordance with U.S. GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS OF CARRIER1'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT. CERTAIN INFORMATION CONTAINED IN THE DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS REPORT, INCLUDING INFORMATION WITH RESPECT TO CARRIER1'S PLANS AND STRATEGY FOR ITS BUSINESS AND RELATED FINANCING, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN DUE TO, AMONG OTHER THINGS, POLITICAL, ECONOMIC
OR LEGAL CHANGES IN THE MARKETS IN WHICH CARRIER1 DOES BUSINESS, COMPETITIVE DEVELOPMENTS, OR RISKS INHERENT IN CARRIER1'S BUSINESS PLAN, SUCH AS ITS SIGNIFICANT CAPITAL REQUIREMENTS, ITS SIGNIFICANT INDEBTEDNESS AND COVENANT RESTRICTIONS AND ITS NEEDS TO CONTINUE TO EXPAND AND DEVELOP ITS NETWORK
RAPIDLY AND COST-EFFECTIVELY. THESE FACTORS ARE DETAILED ELSEWHERE IN THIS REPORT AND IN CARRIER1'S REGISTRATION STATEMENT ON FORM S-4 ON FILE WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

         Carrier1 is a rapidly expanding European facilities-based provider of long distance voice and Internet Protocol data telecommunications services. Carrier1 offers these services on a wholesale basis primarily to competitive fixed-line operators, other carriers, wireless operators, ISPs, resellers and multi-national corporations. In March 1998, Carrier1's experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant voice and data opportunities that are emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, Carrier1 had deployed its initial network and commenced selling wholesale services. As of March 31, 1999, Carrier1 had executed 79 contracts with voice customers and 35 contracts with data customers. As of June 30, 1999, Carrier1 had executed an additional 63 contracts with voice customers and an additional 11 contracts with data customers.

         Carrier1 is developing an extensive city-to-city European network linking key population centers. Carrier1 intends to continue rapidly expanding this network in a cost-effective manner to serve the needs of its existing and potential customers. Carrier1 believes that its network will allow it to provide and price its services in Europe on a city-to-city basis without regard to national borders. This provisioning and pricing structure will put Carrier1 at the forefront of a shift beginning to occur in the European telecommunications market away from services and pricing that distinguish between international and national long distance.


         To date, Carrier1 has experienced net losses and negative cash flow from operating activities. From Inception to September 1998, Carrier1's principal activities included developing its business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing its voice and data networks, hiring management and other key personnel, developing, acquiring and integrating information and operational support systems and operational procedures, negotiating interconnection agreements and negotiating and executing customer service agreements. In September 1998, Carrier1 commenced the roll-out of its services. Carrier1 expects to continue to generate net losses and negative cash flow as it expands its operations and does not expect to generate positive cash flow from operating activities through 2000. Whether or when Carrier1 will generate positive cashflow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "Liquidity and Capital Resources."

         Although Carrier1's management is highly experienced in the wholesale telecommunications business, Carrier1 itself has a limited operating history. Holders of Carrier1's securities therefore have limited operating and financial information about Carrier1 upon which to base an evaluation of Carrier1's performance and an investment in Carrier1's securities.

         Carrier1's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Carrier1 will be reporting on a calendar quarterly basis in the future.

FACTORS AFFECTING FUTURE OPERATIONS

         REVENUES

         Carrier1 generates most of its revenues through the sale of wholesale long distance voice and data services to competitive fixed-line operators, other carriers, wireless operators, ISPs, resellers and multi-national corporations. Carrier1 is beginning to expand the scope of its wholesale market by adding value-added services for customers such as switchless resellers. Carrier1 records revenues from the sale of voice and data services at the time of customer usage. Carrier1's agreements with its voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. Carrier1 generates a steady stream of voice traffic by providing high-quality service and superior customer support. Carrier1's data services are charged, depending on service type, either at a flat monthly rate, regardless of usage, based on the line speed and level of performance made available to the customer, or on a usage basis, with no minimum volume commitment by the customer. Initially, the majority of Carrier1's data contracts were usage-based. Since March 31, 1999, Carrier1 has migrated to offering usage based data pricing only in combination with data contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of its network services by its data customers. Carrier1's agreements with its data customers are generally for a minimum term of twelve months, although Carrier1 may seek minimum terms of two years or more for agreements providing for higher line speeds. Carrier1 believes that, if the quality of the service is consistently high, data customers will typically renew their contracts because it is costly and technically burdensome to switch carriers.

         Currently, voice and data services are both priced competitively and Carrier1 emphasizes quality and customer support, rather than offering the lowest prices in the market. The rates charged to voice and data customers are subject to change from time to time. Carrier1 will also vary pricing on its routes as a traffic management tool. As expected, Carrier1 has experienced declining revenue per billable minute for voice traffic and declining revenue per Mb for data traffic, in part as a result of increasing competition. Carrier1 expects to continue to experience declining revenue per unit. Carrier1 believes, however, that the impact on its results of operations from such price decreases has been, and, it believes, will continue to be at least partially offset by decreases in its cost of providing services and increases in its voice and data traffic volumes.

         Carrier1's focus on the wholesale international and national long distance markets results in its having substantially fewer customers than a carrier in the mass retail sector. As a result, a shift in the traffic pattern of any one customer, especially in the near term and on one of Carrier1's high volume routes, could have a material impact, positive or negative, on Carrier1's revenues. One customer accounted for approximately 20% of Carrier1's revenues in June, 1999 and may continue to account for a substantial portion of revenues in the near term. Furthermore, most wholesale customers of voice services tend to be price sensitive and, assuming the quality of service is equivalent, certain customers may switch suppliers for certain routes on the basis of small price differentials. In contrast, data customers tend to use fewer suppliers than voice customers, cannot switch suppliers as easily and, Carrier1 believes, are more sensitive to service quality than to price.


         COST OF SERVICES, EXCLUSIVE OF ITEMS DISCUSSED SEPARATELY BELOW

         Cost of services, exclusive of depreciation and amortization, which is discussed separately below, are classified into three general categories: access costs, transmission costs and termination costs. Carrier1 has minimal access costs as its wholesale customers are typically responsible for the cost of accessing its network. Carrier1 has begun to target switchless resellers and, for those services, Carrier1 will have access costs payable to the originating local provider, usually the incumbent telephone operator. These costs will vary based on calling volume and the distance between the caller and Carrier1's point of presence.

TRANSMISSION COSTS. Initially, Carrier1's transmission costs for voice and data traffic consists primarily of leased capacity charges and switch and router facilities costs. As a result of Carrier1's objective to enter the market early, its initial European transmission platform consists of leased capacity. Leased capacity charges are fixed monthly payments based on capacity provided and are typically higher than a "dark fiber cost level," which is Carrier1's target cost level and represents the lowest possible per unit cost. Dark fiber cost level is the per unit cost of high-capacity fiber that has been laid and readied for use. Dark fiber cost levels can be achieved not only through owned facilities, but also may be possible through other rights of use such as multiple investment units, known as "MIUs."

         As part of Carrier1's strategy to lower its cost base over time, it will seek dark fiber cost levels for its entire transmission platform, either through building, acquiring or swapping capacity. Carrier1 further minimizes its transmission costs by optimizing the routing of its voice traffic and increasing volumes on its fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of data traffic, as applicable. To the extent Carrier1 overestimates anticipated traffic volume, however, per unit costs will increase. As Carrier1 continues to develop its owned network and relies less on leased capacity, per unit voice transmission costs will decrease substantially, offset partially by an increase in depreciation and amortization expense. Carrier1 also expects to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of decreasing cost of leased transmission capacity, increasing availability of more competitively priced indefeasible rights of use and MIUs and increasing traffic volumes.

VOICE TERMINATION COSTS. Termination costs represent the costs Carrier1 is required to pay to other carriers from the point of exit from Carrier1's network to the final point of destination. Generally, at least one-half of the total costs associated with a call, from receipt to completion, are termination-related costs. Voice termination costs per unit are generally variable based on distance, quality, geographical location of the termination point and the degree of competition in the country in which the call is being terminated.

         If a call is terminated in a city in which Carrier1 has a point of presence and an interconnection agreement with the national incumbent telephone operator, the call will be transferred to the public switched telephone network for local termination. This is the least costly mode of terminating a call. To the extent incumbent telephone operators deny or delay granting Carrier1 interconnection or grant it interconnection for insufficient capacity or in undesirable locations, Carrier1 may incur high termination costs, which could have a material adverse effect on its ability to compete with carriers that do have interconnection agreements. If a call is to a location in which Carrier1 does not have a point of presence, or has a point of presence but does not have an interconnection agreement giving it access to the public switched telephone network, then the call must be transferred to, and refiled with, another carrier that has access to the relevant public network for local termination. Carrier1 pays this carrier a refile fee for terminating its traffic. Most refilers currently operate out of London or New York, so that the refiled traffic is rerouted to London or New York and from there is carried to its termination point. Refile agreements provide for fluctuating rates with rate change notice periods typically of one or four weeks. To the extent Carrier1 has to rely heavily on refiling to terminate certain traffic, Carrier1's margins on such voice traffic will be materially adversely affected. Carrier1 will seek to reduce its refile costs by utilizing least cost routing. In those countries where Carrier1 has a point of presence but does not have an interconnection agreement implemented yet, it has implemented one or more "resale" agreements whereby a local carrier that has an interconnection agreement with the incumbent telephone operator "resells" or shares this interconnection right with Carrier1 for a fee. Termination through resale agreements is significantly less expensive than through refile agreements because the traffic does not need to be rerouted to another country, as is done with refiling. Termination through resale agreements is, however, more expensive than through interconnection agreements. In countries where it has not been directly authorized to provide services, Carrier1 will negotiate to obtain direct operating agreements with correspondent telecommunications operators where such agreements will result in lower termination costs than might be possible through refile arrangements. Carrier1 believes its refile and resale agreements are competitively priced. If Carrier1's traffic volumes are higher than expected, it may have to divert excess traffic onto another carrier's network, which would also increase its termination costs. Carrier1 believes, however, that it has sufficient capacity and could, if necessary, lease more. In addition, its technologically advanced traffic monitoring capabilities allow Carrier1 to identify changes in volume and termination cost patterns as they begin to develop, thereby permitting it to respond in a cost-efficient manner.

         Carrier1 believes that its termination costs per unit should decrease as it extends its network and increases transmission capacity, adds additional switches and interconnects with more incumbent telephone operators. Carrier1 also believes that continuing liberalization in Europe will lead to decreases in termination costs as new telecommunications service providers emerge, offering alternatives to the incumbent telephone operators for local termination, and as European Union member states implement and enforce regulations requiring incumbent telephone operators to establish rates which are set on the basis of forward-looking, long run economic costs that would be incurred by an efficient provider using advanced technology. There can be no assurance, however, regarding the extent or timing of such decreases in termination costs.

DATA TERMINATION COSTS. Termination costs represent costs Carrier1 is required to pay to other Internet backbone providers from the point of exit of Carrier1's network. Data termination is effected through peering and transit arrangements. Peering arrangements provide for the exchange of data traffic free-of-charge. Carrier1 has entered into peering arrangements with several ISPs in the United States and Europe, including recent peering arrangements with several European incumbent telephone operators. There can be no assurance that Carrier1 will be able to negotiate additional peering arrangements or that it will be able to terminate traffic on their networks at favorable prices. Under transit arrangements, Carrier1 is required to pay a fee to exchange traffic. That fee has a variable and a fixed component. The variable component is based on monthly traffic volumes. The fixed component is based on the minimum Mb amount charged to Carrier1 by its transit partners. The major United States ISPs require almost all European ISPs and Internet backbone providers, including Carrier1, to pay a transit fee to exchange traffic.

         Recently, the Internet services industry has experienced increased merger and consolidation activity among ISPs and Internet backbone providers. This activity is likely to increase the concentration of market power of Internet backbone providers, and may adversely affect Carrier1's ability to obtain peering arrangements.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Carrier1's wholesale strategy allows it to maintain lower selling, general and administrative expenses than companies providing services to the mass retail market. Carrier1's selling, general and administrative expenses consist primarily of personnel costs, information technology costs, office costs, travel, commissions, billing, professional fees and advertising and promotion expenses. Carrier1 employs a direct sales force located in the major markets in which it offers services. To attract and retain a highly qualified sales force, Carrier1 offers its sales personnel a compensation package emphasizing performance based commissions and stock options. Carrier1 expects to incur significant selling and marketing costs in advance of anticipated related revenue as it continues to expand its operations. Carrier1's selling, general and administrative expenses are expected to decrease as a percentage of revenues, however, once it has established its operations in targeted markets and expanded its customer base.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which will consist principally of equipment (such as switches, multiplexers and routers), investments in indefeasible rights of use and in multiple investment units, furniture and equipment. Depreciation and amortization also include the amortization of interest capitalized during the construction of the 2,300 kilometer fiber network Carrier1 is building in Germany in conjunction with Viatel, Inc. and Metromedia Fiber Network, Inc. Carrier1 depreciates its network over periods ranging from 5 to 15 years and amortizes its intangible assets over a period of 5 years. Carrier1 depreciates its investments in indefeasible rights of use and in multiple investment units over their estimated useful lives of not more than 15 years. Carrier1 expects depreciation and amortization expense to increase significantly as Carrier1 expands its owned network, including the development of the German network.

NETWORK DEVELOPMENT

          During the second quarter, Carrier1 continued to expand its network, installing switches in Amsterdam, Dusseldorf, Berlin and Paris, a router in Brussels, and a switch and router in Hamburg, increasing its number of switches and routers to ten each. In addition, Carrier1 entered into two fiber swap agreements, one for capacity on diverse routes between Hamburg, Copenhagen and Malmo and the other for an indefeasible right of use of 2.5 Gbit/s of capacity linking London to Amsterdam, Frankfurt, Paris and Brussels.

         Also in the second quarter, Carrier1 concluded negotiating and initiated the implementation of interconnect agreements with France Telecom, Telecom Italia, Telia in Sweden and Tele Denmark. It also added Cologne, Frankfurt, Leipzig and Hamburg as additional points of interconnect with Deutsche Telecom. Carrier1 signed and initiated implementation of a bilateral direct interconnect agreement with PT Luxembourg. An international direct route into Turkey was successfully implemented increasing the quality of traffic to Turkey while lowering its cost. Construction on the German network proceeded on schedule. In addition, Carrier1 secured several new peering arrangements with ISPs, bringing to over 70 its total number of ISP peering arrangements.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999

         Because Carrier1 commercially introduced its services in September 1998, Carrier1's management believes that comparisons of results for the six-month period ended June 30, 1999 to the period from Inception to June 30, 1998 and for the three month period ending June 30, 1999 to the three month period ending June 30, 1998 are not meaningful.

         Revenues for the three-month period ended June 30, 1999 were approximately $20.2 million, primarily relating to voice services, which contributed $15.8 million or 78.2% to the total revenue generated in the second quarter of 1999. Voice revenue growth compared to the first quarter of 1999 amounted to 64%. Voice traffic volume of 122 million minutes was billed to Carrier1's customers. Average revenue per minute was $0.13, which represented a decrease of approximately 32% compared to the first quarter of 1999 due primarily to changes in traffic mix and, to a lesser extent, price reductions. The majority of voice traffic in the second quarter of 1999 both originated and terminated in Europe where prices are generally lower, but where Carrier1 has implemented interconnection agreements and therefore generally does not need to terminate traffic via more costly refile or resale arrangements. Data services revenue of $4.4 million for the same period was generated by internet services.

         Cost of services for the three-month period ended June 30, 1999 was approximately $22.3 million. These costs consisted of operation of the network, leases for transmission capacity, and termination expenses including refiling.

         Depreciation and amortization for the three-month period ended June 30, 1999 was approximately $2.3 million and consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment. Selling, general and administrative expenses were approximately $3.1 million for the three-month period ended June 30, 1999 and consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses.

         Net interest expense for the three-month period ended June 30, 1999 was approximately $ 6.3 million. It consisted during this period of approximately $8.4 million of interest accrued on the notes, less interest income of approximately $2.1 million. Interest income consists of interest earned from investing the proceeds of the $60 million dollars invested by funds managed by Carrier1's equity sponsors to finance the deployment of Carrier1's network and to fund start-up operations (the "Equity Investment") and the offering (the "Offering") on February 19, 1999, of $160,000,000 senior dollar units, each such unit consisting of one 13 1/4 senior dollar note and one warrant to purchase shares of common stock and [euro]85,000,000 senior euro units, each such unit consisting of one 13 1/4 senior euro note and one warrant to purchase shares of common stock. Interest expense increased significantly in this period as compared to the previous fiscal quarter and as compared to the period from Inception to December 31, 1998 as a result of the issuance of these units and corresponding notes.

         The strengthening of the U.S. dollar to the euro in the second quarter of 1999 resulted in a currency exchange loss of $4.7 million.

         Carrier1's management evaluates the relative performance of its voice and data services operations based on their respective fixed cost contributions. Fixed cost contribution consists of the revenues generated by the provision of voice services or data services, as the case may be, less direct variable costs incurred as a result of providing such services. Certain direct costs, such as network and transmission costs, are shared by both the voice and data operations and are not allocated by management to either service. See Note 9 to the Unaudited Consolidated Financial Statements presented elsewhere in this report. Fixed cost contribution for voice services for the three-month period ended June 30, 1999 was $3.0 million, representing $15.8 million in voice revenue less $12.8 million, or 10.5 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was equivalent to data services revenue, or $4.4 million, as there were no direct variable costs associated directly with providing data services.

         PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1998

         Carrier1 commercially introduced its services in September 1998. Revenues for the period from Inception to December 31, 1998 were approximately $2.8 million, primarily relating to voice services, which contributed 98% to the total revenue achieved in 1998. Voice traffic volume from the start of operations in September 1998 until the end of 1998 amounted to 10 million minutes. Data services revenue of $0.1 million for the same period was generated by internet services.

         Cost of services for the period from Inception to December 31, 1998 was approximately $11.7 million. These costs consisted of operation of the network, leases for transmission capacity, and termination expenses including refiling.

         Depreciation and amortization for the period from Inception to December 31, 1998 was approximately $1.4 million and consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment. Selling, general and administrative expenses were approximately $9.0 million for the period from Inception to December 31, 1998 and consisted primarily of start-up expenses, personnel costs, information technology costs, office costs, professional fees and promotion expenses.

         Interest income during the period from Inception to December 31, 1998 consisted of interest earned from investing the proceeds of the issuance of equity. Interest income totaled approximately $81,000 for the period from Inception to December 31, 1998. No interest expense was incurred for the period from Inception to December 31, 1998.

         Fixed cost contribution for voice services for the period from Inception to December 31, 1998 was $0.1 million, representing $2.7 million in voice revenue less $2.6 million in voice termination costs, reflecting the fact that during the early stages of its operations, Carrier1 had relatively few interconnection agreements with incumbent telephone operators so that traffic had to be terminated at higher cost through refiling. Fixed cost contribution for data services for the same period was equivalent to data services revenue, or $0.1 million, as there were no direct variable costs associated directly with providing data services.

LIQUIDITY AND CAPITAL RESOURCES

         Carrier1 broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

         From Inception through December 31, 1998, Carrier1 financed its operations through equity contributions. During the six-month period ended June 30, 1999, Carrier1 financed its operations through additional equity contributions and with the proceeds of the Offering. The further development of Carrier1's business and deployment of its network will require significant capital to fund capital expenditures, working capital, cash flow deficits and any debt service. Carrier1's principal capital expenditure requirements include the expansion of its network, including construction of the German network, and the acquisition of switches, multiplexers, routers and transmission equipment. Additional capital will be required for office space, switch site buildout and corporate overhead and personnel.

         Carrier1 estimates it will incur capital expenditures of approximately $200.0 million from Inception through 1999. By the end of 1999, Carrier1 plans to complete construction of the German network and to purchase additional switches, multiplexers and routers. As of December 31, 1998, Carrier1 had incurred capital expenditures of approximately $37.2 million since Inception, including amounts related to the German Network. As of June 30, 1999 Carrier1 had incurred capital expenditures of approximately $55 million since December 31, 1998, including amounts related to the German Network. Carrier1's aggregate funding requirements include requirements to fund capital expenditures, working capital, debt service and cash flow deficits. Carrier1 estimates, based on its current business plan, that its aggregate funding requirements for the deployment and operation of its network will total approximately $280.0 million through 1999.

         As of December 31, 1998 funds managed by Carrier1's equity sponsors had invested a total of approximately $37.8 million to fund start-up operations. As of February 19, 1999, such funds had completed their aggregate equity investment totaling $60 million in equity contributions to Carrier1. On February 19, 1999 Carrier1 completed the Offering. Net proceeds from the Offering were $242 million (based on the February 19, 1999, conversion rate of [euro]0.90316 per $1.00), after deducting discounts and commissions and expenses of the Offering. Approximately $49.2 million of the net proceeds and [euro]26.9 million ($29.8 million) of the net proceeds were used to purchase a portfolio of government securities for the benefit of the holders of the respective series of notes.

         Carrier1 believes, based on its current business plan, that the net proceeds from the Offering, the Equity Investment, and the Nortel facility, together with either (1) proceeds of possible sales of dark fiber on the German network, (2) proceeds from an accounts receivable facility, if completed, or (3) proceeds from one or more additional equipment financing facilities, or a combination of these sources, will be sufficient to fund the expansion of Carrier1's business as planned, and to fund operations until Carrier1 achieves positive cash flow from operations. Carrier1 expects to continue to generate net losses and negative cash flow as it expands its operations and does not expect to generate positive cash flow from operating activities through 2000. Whether or when Carrier1 will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. For example, Carrier1's net losses and negative cash flow from operating activities are likely to continue beyond that time if:

         - Carrier1 decides to build extensions to its network because it cannot otherwise reduce its transmission costs;

         - Carrier1 does not establish a customer base that generates sufficient revenue;

         - Carrier1 does not reduce its termination costs by negotiating competitive interconnection rates and peering arrangements as it expands its network;

         -        prices decline faster than Carrier1 has anticipated;

         -        Carrier1 does not attract and retain qualified personnel; or

         - Carrier1 does not obtain necessary governmental approvals and operator licenses.

         Carrier1's ability to achieve these objectives is subject to financial, competitive, regulatory, technical and other factors, many of which are beyond Carrier1's control. There can be no assurance that Carrier1 will achieve profitability or positive cash flow.

         The actual amount and timing of Carrier1's future capital requirements may differ materially from Carrier1's estimates as a result of, among other things, the demand for Carrier1's services and regulatory, technological and competitive developments. Sources of additional financing, if available on acceptable terms or at all, may include commercial bank borrowings, equipment financing or accounts receivable financing, or the private or public sale of equity or debt securities.

         On February 18, 1999, Carrier1 entered into an agreement to purchase fiber optic cable for the German network during 1999 for $20.3 million plus value-added tax. The seller will either provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal annual installments beginning on December 31, 2001 together with interest, or will allow Carrier1 to make payment in full by December 31, 2000 without interest. The loan, if provided, will bear interest at the U.S. dollar LIBOR rate plus 4% per annum. If a loan is not provided, the seller is obligated to provide certain additional equipment to Carrier1 without charge.

         Carrier1 also entered into a financing facility with Nortel Networks Inc., a major equipment supplier, on June 25, 1999. The Nortel facility allows Carrier1 to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, Carrier1 may borrow up to $75,000,000 or the actual amount paid or payable by Carrier1 for network equipment supplied prior to December 31, 1999, whichever is less. Advances under the facility will bear interest at a floating rate tied to LIBOR, and interest payments will be payable periodically from the date of the relevant advance. At Carrier1's option, it may pledge assets to secure the Nortel facility and receive a lower interest rate. Carrier1 may not borrow additional funds under the Nortel facility after December 31, 2000. Advances are to be repaid in sixteen equal quarterly installments beginning March 31, 2001. As of June 30, 1999, Carrier1 had not drawn any amounts under the Nortel facility.

         As of June 30, 1999, Carrier1 had total current assets of $180.4 million, of which $76.9 million was escrowed interest on the notes issued in the Offering and $58.6 million of which was allocated to the construction cost of the German network. Net unrestricted cash as of the same date was $48.1 million.

         EBITDA, which Carrier1 defines as earnings before interest, taxes, depreciation amortization, foreign currency exchange gains or losses and other income (expense), increased from negative $8.0 million in the first quarter of 1999 to negative $5.3 million in the second quarter of 1999. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of Carrier1's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of Carrier1's operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to Consolidated EBITDA as calculated under the indentures pursuant to which Carrier1's 13 1/4 notes were issued.

FOREIGN CURRENCY

         Carrier1's reporting currency is the U.S. dollar, and interest and principal payments on its 13 1/4 notes will be in U.S. dollars and Euro. However, the majority of Carrier1's revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on Carrier1's results of operations and balance sheet data. The Euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the Euro has therefore reduced the degree of intra-Western European currency fluctuations to which Carrier1 is subject. Carrier1 will, however, continue to incur revenues and operating costs in non-Euro denominated currencies, such as pounds sterling. Although Carrier1 does not currently engage in exchange rate hedging strategies, it may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies. Carrier1 has outstanding one contract to purchase Deutschemarks in exchange for dollars from time to time in amounts anticipated to satisfy its Deutschemark-denominated obligations under its German network arrangements. Any reversion from the Euro currency system to a system of individual country floating currencies could subject Carrier1 to increased currency exchange risk. Carrier1 has selected its computer and operational systems in an attempt to ensure that its ability to transact business will not be impaired by complications resulting from the introduction of the Euro. While Carrier1 believes that its systems have not been adversely impacted by the Euro conversion, there can be no assurance that Carrier1 will be able to avoid the accounting, billing and logistical difficulties that might result from the introduction of the Euro. In addition, there can be no assurance that Carrier1's third-party suppliers and customers will be able to successfully implement the necessary protocols.

INFLATION

         Carrier1 does not believe that inflation will have a material effect on its results of operations.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This standard is effective for Carrier1's fiscal year ending December 31, 2000. Management has not yet completed its analysis of this new accounting standard and, therefore, has not determined whether this standard will have a material effect on Carrier1's financial statements.

IMPACT OF YEAR 2000

         "Year 2000" generally refers to the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits, rather than four digits, to define the applicable year. If a computer program or other piece of equipment fails to properly process dates including and after the Year 2000, date-sensitive calculations may be inaccurate or a major system failure may occur. Any such miscalculations or system failures may cause disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities. A failure of Carrier1's computer systems could have a material adverse effect on its operations, including its ability to make payments on the notes.

         STATE OF READINESS

         As Carrier1 has developed and implemented its network, operational support systems, and computer systems, it has conducted an evaluation for Year 2000 compliance. Based on such evaluation, Carrier1 believes that its information technology ("IT") systems and its non-IT systems, such as its network transmission equipment and the Nortel and Cisco network operating systems, are Year 2000 compliant. In addition, Carrier1 has received written assurances from Cisco, Nortel, and International Computers Limited that the systems they have provided Carrier1 are Year 2000 compliant. Carrier1, therefore, does not expect to have to remedy any of its IT or non-IT systems to be Year 2000 compliant. Carrier1 does not know whether the systems of its vendors, service or capacity suppliers or customers are or will be Year 2000 compliant. Carrier1 has contacted its principal vendors, service or capacity suppliers and customers and evaluating these parties' efforts to prepare for the Year 2000 and the degree of its corresponding exposure if such efforts are inadequate. Carrier1 expects to complete such evaluation by September, 1999.

         RISKS OF YEAR 2000 ISSUES

         Any failure of the computer systems of Carrier1's vendors, service or capacity suppliers or customers as a result of not being Year 2000 compliant could materially and adversely affect Carrier1's ability to operate its network and retain customers. As noted above, Carrier1 has contacted its principal vendors, service or capacity suppliers and customers and is in the process of evaluating Carrier1's risks associated with their noncompliance.

         CONTINGENCY PLANS AND COSTS TO ADDRESS YEAR 2000 ISSUES

         Carrier1 is still in the process of developing plans, including a contingency plan to assess the likelihood of and address worst-case scenarios, to deal with potential Year 2000 problems caused by a failure of its vendors, service or capacity suppliers or customers to be Year 2000 compliant. Soon after it completes its on-going evaluation of the likelihood of such a failure, Carrier1 expects to substantially complete such plans.

         Carrier1 has not incurred any significant costs associated with Year 2000 compliance and does not anticipate incurring significant costs in the future. Carrier1 may, however, have to bear costs and expenses in connection with the failure of its vendors, suppliers or customers to be Year 2000 compliant on a timely basis. Because no material Year 2000 issues have yet been identified in connection with external sources, Carrier1 cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans.

RECENT DEVELOPMENTS

         On August 5, 1999, Carrier1 commenced an offer to exchange, for its dollar- and Euro-denominated notes issued on February 19, 1999, notes that are registered under the Securities Act of 1933. The new notes will have materially identical terms (with minor exceptions relating to restrictions on transfers, payment of additional interest and administrative terms). This exchange offer is expected to remain open until September 3, 1999.

         In the third quarter of 1999, Carrier1 announced an agreement to swap 12 strands of dark fiber on Carrier1's German ring for 12 strands of dark fiber covering substantially all of the major cities in France. Like Carrier1's German fiber infrastructure, this new homogeneous French ring utilizes the latest generation of high speed, high capacity fiber optic cable. The French fiber infrastructure will become available in phases throughout the year of 2000. Moreover, each party has executed an agreement whereby they will provide certain network maintenance services for the other party in their respective countries. This swap transaction, in which no cash will change hand, will be accounted for as a "non monetary transaction" in accordance with U.S. GAAP.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


         Because substantially all of Carrier1's outstanding debt at June 30, 1999 is fixed-rate debt, a change in market interest rates would not have a material effect on Carrier1's earnings, cash flows or financial condition. Carrier1 is exposed to market risk from changes in foreign currency exchange rates. As of June 30, 1999, Carrier1 does not have futures, forwards, swaps, options, and other derivative financial instruments with similar characteristics to manage the risk arising from these exposures. Carrier1's market risk exposure exists from changes in foreign currency exchange rates associated with its non-derivative financial instruments and with transactions in currencies other than local currencies in which it operates.

         Carrier1 has foreign currency exposures related to purchasing and selling in currencies other than the local currencies in which it operates. Carrier1's most significant foreign currency exposures relate to Western European countries (primarily Germany, Switzerland, and the United Kingdom) where its principle operations exist. However, the introduction of the euro has significantly reduced in the degree of intra Western European currency fluctuations to which Carrier1 is subject as of June 30, 1999. Additionally, Carrier1 is exposed to cash flow risk related to debt obligations denominated in foreign currencies.

         The table below presents principal cash flows and related average interest rates for Carrier1's obligations by expected maturity dates as of June 30, 1999. The information is presented in U.S. dollar equivalents, Carrier1's reporting currency, using the exchange rate at June 30, 1999. the actual cash flows are payable in either U.S. dollars (US$) or euro (EURO), as indicated in the parentheses. Average variable interest rates are based on Carrier1's borrowing rate as of June 30, 1999. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on Carrier1's borrowing rate as of June 30, 1999.


(IN THOUSANDS)
EXPECTED MATURITY                                                             There                    Fair
DATE                    1999       2000       2001       2002       2003       after       Total       Value
------------------      ----       ----       ----       ----       ----      ------       -----       -----
Notes Payable:

Fixed Rate (EURO)                                                             $ 87,552     $ 87,552    $ 93,680
Interest Rate                                                                   13.25%       13.25%

Fixed Rate (US$)                                                              $160,000     $160,000    $161,600
Interest Rate                                                                   13.25%       13.25%

Fixed Rate (US$)       $1,519      $3,038     $3,038      $760                               $8,355      $6,735
Fixed Rate               9.7%        9.7%       9.7%      9.7%

Variable Rate (US$)                             $976      $976       $977                    $2,929      $2,028
Interest Rate                                   9.7%      9.7%       9.7%

         The cash flows in the table above are presented in accordance with the maturity dates defined in the debt obligations. However, the dollar and euro notes provide for early redemption at specified dated in stated principle amounts, plus accrued interest. Carrier1 has not determined if these debt obligations will be redeemed at the specified early redemption dates and amounts. Carrier1 may elect to redeem these debt obligations early at a future date. Cash flows associated with the early redemption of these debt obligations are not assumed in the table above. Should Carrier1 elect to redeem these debt obligations earlier than the required maturities, the cash flow amounts in the table above could change significantly.

                                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Carrier1 may, from time to time, be a party to litigation that arises in the normal course of its business operations. Carrier1 is not presently a party to any such litigation that Carrier1 believes would reasonably be expected to have a material adverse effect on its business or results of operation.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

                  4.1 Loan Agreement, dated June 25, 1999, between Carrier1 International S.A. as Borrower, the Lenders and Financial Institutions named therein, and Nortel Networks Inc., as Agent (incorporated by reference to Exhibit 4.8 to Carrier1's registration statement on Form S-4 (Registration No. 333-75195)).

                  27.1  Financial Data Schedule

         Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Carrier1 International S.A.

Date August 16, 1999                 By: /s/ Joachim W. Bauer
    ----------------------             --------------------------------------
                                         Name: Joachim W. Bauer
                                         Title: Chief Financial Officer


Date August 16, 1999                 /s/ Joachim W. Bauer
    ----------------------           ----------------------------------------
                                     Name:  Joachim W. Bauer
                                     Title: Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  Exhibit Index

4.1 Loan Agreement, dated June 25, 1999, between Carrier1 International S.A. as Borrower, the Lenders and Financial Institutions named therein, and Nortel Networks Inc., as Agent (incorporated by reference to Exhibit 4.8 to Carrier1's registration statement on Form S-4 (Registration No. 333-75195)).

27.1  Financial Data Schedule