Form 10-Q
period 1999-09-30
CARRIER1 INTERNATIONAL S A
filed 1999-11-15
CIK 1081824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number __________

                           CARRIER1 INTERNATIONAL S.A.
             (Exact name of registrant as specified in its charter)

         LUXEMBOURG                                              98-0199626
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                ROUTE D'ARLON 3
                          L-8009 STRASSEN, LUXEMBOURG

          (Address, including zip code of principal executive offices)

                              (011) (41-1) 297-2600

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

Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, par value $2.00 per share, outstanding at September 30, 1999: shares 31,019,071

                           CARRIER1 INTERNATIONAL S.A.

                                Table of Contents

Part I. Financial Information

      Item 1. Unaudited Financial Statements

            Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998.........................................

            Consolidated Statements of Operations for the Three Months Ended
                  September 30, 1999 and September 30, 1998, Nine Months Ended September 30, 1999 and the Period from February 20, 1998
                  (Date of Inception) to September 30, 1998.....................

            Consolidated Statement of Shareholders' Equity as of
                  September 30, 1999 ...........................................

            Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and the Period from February 20, 1998
                  (Date of Inception) to September 30, 1998.....................

            Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................

      Item 3. Quantitative and Qualitative Disclosures about Market Risk........

Part II. Other Information

      Item 1. Legal Proceedings.................................................

      Item 6. Exhibits and Reports on Form 8-K .................................

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                               SEPTEMBER 30,   DECEMBER. 31,
                                                                                   1999            1998*
                                                                               -------------   -------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................      $  13,931       $   4,184
  Restricted cash .........................................................          7,217           1,518
  Restricted investments held in escrow ...................................         74,750              --
  Accounts receivables ....................................................         19,066           1,217
  Unbilled receivables ....................................................         14,322           1,645
  Other receivables .......................................................         13,208           3,014
  Prepaid expenses and other current assets ...............................          7,453           3,179
                                                                                 ---------       ---------
    Total current assets ..................................................        149,947          14,757

PROPERTY AND EQUIPMENT - NET ..............................................        142,350          31,091
INVESTMENT IN JOINT VENTURES ..............................................          4,681           4,675
RESTRICTED INVESTMENTS HELD IN ESCROW .....................................         28,993              --
OTHER ASSETS ..............................................................         15,491             911
                                                                                 ---------       ---------
TOTAL .....................................................................      $ 341,462       $  51,434
                                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable ..................................................      $  33,936       $  27,602
  Accrued interest ........................................................          4,148
  Other accrued liabilities ...............................................         44,224           4,643
                                                                                 ---------       ---------
    Total current liabilities .............................................         82,308          32,245
LONG-TERM DEBT (Net of discount of $2,199) (See Note 7)
  Senior notes ............................................................      $ 248,259              --
  Other long-term debt ....................................................         16,758              --
                                                                                 ---------
    Total long-term debt ..................................................        265,017              --
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
  Common stock, $2 par value, 55,000,000 and 30,000,000 shares respectively authorized, 31,019,071 and 18,885,207, respectively
    issued and outstanding at September 30, 1999 and December 31, 1998 ....         62,038          37,770
  Additional paid-in capital ..............................................          2,304              --
  Accumulated deficit .....................................................        (71,731)        (19,235)
  Accumulated other comprehensive income ..................................          1,526             654
                                                                                 ---------       ---------
    Total shareholders' equity ............................................         (5,863)         19,189
                                                                                 ---------       ---------
TOTAL .....................................................................      $ 341,462       $  51,434
                                                                                 =========       =========

*     Derived from audited consolidated financial statements.

           See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
SEPTEMBER 30, 1998, NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
THE PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                  PERIOD FROM
                                         THREE MONTHS      THREE MONTHS       NINE MONTHS         FEBRUARY 20,
                                       ENDED SEPTEMBER    ENDED SEPTEMBER   ENDED SEPTEMBER    1998 TO SEPTEMBER
                                           30, 1999           30, 1998          30, 1999           30, 1998
                                           --------           --------          --------           --------
REVENUES ............................        27,311           $     51          $ 59,798           $     51

OPERATING EXPENSES:
  Cost of services (exclusive of
    items shown separately below) ...        32,543              4,062            71,904              4,062
  Selling, general and administrative         4,216              2,671            10,681              4,109
  Depreciation and amortization .....         4,183                246             7,817                246
                                           --------           --------          --------           --------
  Total operating expenses ..........        40,942              6,979            90,402              8,417
                                           --------           --------          --------           --------
LOSS FROM OPERATIONS ................       (13,631)            (6,928)          (30,604)            (8,366)

OTHER INCOME (EXPENSE):
  Interest expense ..................        (8,718)                --           (21,323)                --
  Interest income ...................         2,009                 89             5,087                 89
  Currency exchange gain (loss), net          1,931                871            (5,218)               871
  Other, net ........................           (25)                --              (438)                --
                                           --------           --------          --------           --------
    Total other income (expense) ....        (4,803)               960           (21,892)               960
                                           --------           --------          --------           --------

LOSS BEFORE INCOME TAX
BENEFIT .............................       (18,434)            (5,968)          (52,496)            (7,406)

INCOME TAX BENEFIT - Net of
valuation allowance .................            --                 --                --                 --
                                           --------           --------          --------           --------
NET LOSS ............................      $(18,434)          $ (5,968)         $(52,496)          $ (7,406)
                                           ========           ========          ========           ========
EARNINGS (LOSS) PER SHARE:

  Net loss:
    Basic ...........................      $  (0.59)          $  (0.63)         $  (1.83)          $  (1.75)
                                           ========           ========          ========           ========
    Diluted .........................      $  (0.59)          $  (0.63)         $  (1.83)          $  (1.75)
                                           ========           ========          ========           ========

            See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                       ACCUMULATED
                                                          ADDITIONAL                      OTHER
                                             COMMON        PAID-IN-      ACCUMULATED  COMPREHENSIVE
                                              STOCK        CAPITAL         DEFICIT        INCOME       TOTAL
                                            --------       --------       --------       --------     --------
BALANCE--December 31, 1998 ...........      $ 37,770                      $(19,235)      $    654     $ 19,189
Issuance of shares (12,133,864 shares)        24,268                                                    24,268
Issuance of warrants .................                     $  2,304                                      2,304
Comprehensive income (loss):
  Net loss ...........................                                     (52,496)                    (52,496)
  Other comprehensive income, net of
    tax:
    Currency translation adjustments .                                                        872          872

Total comprehensive loss .............                                                                 (51,624)
                                            --------       --------       --------       --------     --------

BALANCE--September 30, 1999 ..........      $ 62,038       $  2,304       $(71,731)      $  1,526     $ (5,863)
                                            ========       ========       ========       ========     ========

            See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                PERIOD FROM
                                                           NINE MONTHS          FEBRUARY 20,
                                                         ENDED SEPTEMBER     1998 TO SEPTEMBER
                                                             30, 1999             30, 1998
                                                         ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................      $ (52,496)            $  (7,406)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ...................          7,817                   246
    Changes in operating assets and liabilities
      Restricted cash ...............................         (5,699)                   --
      Receivables ...................................        (40,781)                   --
      Prepaid expenses and other current assets .....         (3,863)               (1,869)
      Other assets ..................................        (14,687)                   --
      Trade accounts payable and accrued liabilities          38,103                 4,201
                                                           ---------             ---------
        Net cash provided by (used in) operating
          activities ................................        (71,606)               (4,828)
                                                           ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of restricted investments held in escrow        (103,743)
  Purchase of property and equipment ................       ( 95,506)              (13,093)
  Investments in joint ventures .....................             (6)                   --
                                                           ---------             ---------
        Net cash used in investing activities .......       (199,255)              (13,093)
                                                           ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ..........        248,259                    --
  Proceeds from issuance of common stock and warrants         26,572                21,398
  Proceeds from subscription of shares ..............          4,018                    --
                                                           ---------             ---------
        Net cash provided by financing activities ...        278,849                21,398

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS ..............................          1,759                   809
                                                           ---------             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........          9,747                 4,286

CASH AND CASH EQUIVALENTS
  Beginning of period ...............................          4,184
                                                           ---------             ---------
  End of period .....................................      $  13,931             $   4,286
                                                           =========             =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  OPERATING AND INVESTING ACTIVITIES:
  At September 30, 1999 and September 30, 1998, the Company had purchased approximately $23,429 and $11,828, respectively, of equipment on open accounts payable. During 1999, the Company acquired property and equipment of $7,944 by entering into a capital lease. In addition, the Company acquired $12,230 of equipment by entering into a long-term loan with the vendor.

            See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

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

2. UNAUDITED FINANCIAL INFORMATION

      The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. EARNINGS PER SHARE

      The following details the earnings per share calculations for the three months ended September 30, 1999 and September 30, 1998, for the nine months ended September 30, 1999 and for the period from February 20, 1998 (date of inception) to September 30, 1998 (in thousands of U.S. dollars, except share information):

                                                                                               PERIOD
                                                                                                FROM
                                           THREE MONTHS     THREE MONTHS    NINE MONTHS       FEBRUARY
                                               ENDED           ENDED           ENDED         20, 1998 TO
                                           September 30,    September 30,   September 30,    September 30,
                                               1999             1998            1999             1998
                                           -------------    -------------   -------------    -------------
Loss from operations .................      $   (13,631)     $    (6,928)    $   (30,604)     $    (8,366)
                                            ===========      ===========     ===========      ===========
Net loss .............................      $   (18,434)     $    (5,968)    $   (52,496)     $    (7,406)
                                            ===========      ===========     ===========      ===========
Total number of shares used to compute
basic earnings (loss) per share ......       31,019,000        9,514,000      28,764,000        4,222,000
                                            ===========      ===========     ===========      ===========
Loss from operations:
  Basic loss per share ...............      $     (0.44)     $     (0.73)    $     (1.06)     $     (1.98)
                                            ===========      ===========     ===========      ===========
  Diluted loss per share .............      $     (0.44)     $     (0.73)    $     (1.06)     $     (1.98)
                                            ===========      ===========     ===========      ===========

Net loss:
  Basic loss per share....................  $     (0.59)     $     (0.63)    $     (1.83)     $     (1.75)
                                            -----------      -----------     -----------      -----------
  Diluted loss per shares.................  $     (0.59)     $     (0.63)    $     (1.83)     $     (1.75)
                                            ===========      ===========     ===========      ===========

      Potential dilutive securities have been excluded from the computation for the three months ended September 30, 1999 and September 30, 1998, for the nine months ended September 30, 1999 and for the period from February 20, 1998 (date of inception) to September 30, 1998 as their effect is antidilutive. Had the Company been in a net income position for the three months ended September 30, 1999 and September 30, 1998, for the nine months ended September 30, 1999 and for the period from February 20, 1998 (date of inception) to September 30, 1998, diluted earnings per share would have included an additional 8,204,893, 2,822,000, 8,204,893 and 2,822,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions.

4.  OTHER RECEIVABLES

      Other receivables at September 30, 1999, consist of the following:

      VAT receivable                                     $12,995
      Withholding Tax                                        213
                                                         -------
      Other receivable                                   $13,208
                                                         =======

5. PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 1999, consist of the following:

Network equipment ..........................................          $  59,127
Indefeasible right of use investments ......................             37,447
Leasehold improvements .....................................              7,847
Furniture, fixtures and office equipment ...................              6,464
Construction in progress ...................................             40,661
                                                                      ---------
                                                                        151,546
Less: accumulated depreciation and amortization ............             (9,196)
                                                                      ---------
  Property and equipment, net ..............................          $ 142,350
                                                                      =========

6.  OTHER ACCRUED LIABILITIES

      Other accrued liabilities at September 30, 1999, consist of the following:

      VAT payable                                        $ 5,838
      Accrued refile cost                                 13,967
      Accrued network cost                                15,874
      Employee shares not registered                       4,018
      Miscel. Accruals                                     4,527
                                                         -------
      Other accrued liabilities                          $44,224
                                                         =======

7. LONG-TERM DEBT

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

      Carrier1 International completed an exchange offer for the Notes on September 8, 1999. Because completion did not occur by August 19, 1999, additional interest is due on the Notes at the rate of 0.5% per annum for the period from August 19, 1999 to September 8, 1999.

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

      The details of other long-term debt are as follows:

Seller financing ......................................                  $12,719
Network fiber lease ...................................                    3,736
Other .................................................                      303
                                                                         -------
Total .................................................                   16,758
                                                                         =======

      Approximately $12.7 million of other long term indebtedness is attributable to seller financing of fiber optic cable for the Company's German network. Pursuant to the terms of the financing agreement, the seller will either provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal annual installments beginning on December 31, 2001 together with interest, or will allow the Company to make payment in full by December 31, 2000 without interest. The loan, if provided, will bear interest at the U.S. dollar Libor rate plus 4% per annum.

      Approximately $3.7 million of other long term indebtedness is attributable to a lease of network fiber the Company entered into on April 1, 1999. The lease requires the Company to make monthly payments of $274 for operating and maintenance costs for 36 months, after which the Company will obtain a 15 year indefeasible right of use in the fiber underlying the lease. The Company will be required to pay an annual operating and maintenance fee of $250 for the term of the indefeasible right of use.

      The Company also has available to it, but as of September 30, 1999, had not drawn any amounts under, a vendor financing facility with Nortel. The Nortel facility will allow the Company to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, the Company may borrow up to $75 million or the actual amount paid or payable by the Company for network equipment supplied prior to December 31, 1999, whichever is less. Advances under the facility will bear interest at a floating rate tied to LIBOR, and interest payments will be payable periodically from the date of the relevant advance. At the Company option, it may pledge assets to secure the Nortel facility and receive a lower interest rate. The Company may not borrow additional funds under the Nortel facility after December 31, 2000. Advances are to be repaid in sixteen equal quarterly installments beginning March 31, 2001.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

      On April 16, 1999, Carrier1 signed an agreement to swap fiber wavelength on the basis of a 15 year indefeasible right of use (IRU). Carrier1 is to receive two unprotected wavelengths on diverse routes between Hamburg, Copenhagen and Malmo and provide two unprotected wavelengths on the routes between Hamburg and Frankfurt, Hamburg and Berlin, and Berlin and Frankfurt in exchange. The first wavelength to Scandinavia is confirmed for receipt by Carrier1 by mid December 1999, the second for the first quarter of 2000. Carrier1 will deliver the two wavelengths on the German ring during the first quarter of 2000. The Company will account for this transaction as a nonmonetary exchange in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

      On April 29, 1999, Carrier1 signed a letter of intent with Nortel for the purchase of DWDM equipment to light up dark fiber in Germany and on the London ring. The value of the purchases and the associated services to be performed within 18 months amounts to $25 million.

      On May 7, 1999, Carrier1 signed a contract for the purchase of a 10-year indefeasible right of use (IRU) for 2.5 Gbit/s of capacity from London to Amsterdam, Frankfurt, Paris and Brussels in the amount of $15.0 million. The capacity was delivered in August 1999. Carrier1 sold in exchange to the same company a 10-year IRU for 2.5 Gbit/s of capacity from London to Frankfurt, Amsterdam and Paris in the amount of $12.0 million. Carrier1 paid $3.0 million on the date of acceptance; the remaining $12.0 million will be offset by the delivery of Carrier1's wavelength.

On August 17, 1999, Carrier1 signed a contract to swap 12 strands of dark fiber on Carrier1's German network for 12 strands of dark fiber covering substantially all of the major cities in France. Like Carrier1's German fiber infrastructure, this new homogeneous French ring utilizes the latest generation of high speed, high capacity fiber optic cable. The French fiber infrastructure will become available in phases throughout the year of 2000. Each party will provide certain network maintenance services for the other party in their respective countries. The Company will account for this transaction as a nonmonetary exchange in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

On September 3, 1999, Carrier1 signed a swap agreement under which it will provide internet services for a total amount of $20.7 million in exchange for bandwidth capacity connecting Malmo, Oslo and Gothenburg. The bandwidth capacity is scheduled to be provided on May 31, 2000, with an initial wavelength of 2.5 Gbps, increasing to 10 Gbps one year later. Carrier1 has the right to convert the wavelength any time after May 31, 2000 to an 18 year indefeasible right of use of one fiber pair.

On September 29, 1999, Carrier1 contracted to build a 44 kilometer, multiple duct city ring connecting major telecommunications points-of-presence in Amsterdam. The ring will pass much of Amsterdam's business and financial district, and is scheduled to be completed in the third quarter of 2000. Parts of the ring are expected to be usable in the first quarter of 2000. The construction cost is expected to amount to approximately $4.8 million, based on the September 30, 1999 exchange rate of hfl 2.07 to $1.00.

On October 19, 1999, Carrier1 signed an agreement to swap one of the ducts of the Amsterdam city ring for one duct on a city ring connecting Amsterdam south with the business centers in Amsterdam-Schiphol and Amsterdam-Hoofddorp. The swap extends the Amsterdam city ring network by an additional 71 kilometers.

9. SHAREHOLDERS' EQUITY

      Carrier1 has granted options pursuant to the 1999 Share Option Plan to acquire approximately 2,295,718 Shares at an exercise price of $2.00 per Share plus applicable capital duty (currently 1% of the subscription price payable to Carrier1 International by the subsidiary granting the applicable option). Carrier1 intends to grant additional options in the future.

10. INCOME TAXES

      The Company has tax loss carry forwards of approximately $20,000 at September 30, 1999. The ability of the Company to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Due to its limited history, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

11. SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments for the nine months ended September 30, 1999 is shown in the following table. The "Other" column includes unallocated shared and corporate related assets.

                             VOICE SERVICES   DATA SERVICES    OTHER     CONSOLIDATED
                             --------------   -------------    -----     ------------
Revenues ..............         $ 53,342        $  6,456                   $ 59,798
Fixed cost contribution            9,540           6,456                     15,996
Identifiable assets ...           30,856           3,761      306,845       341,462

12. SUBSEQUENT EVENTS

      During the fourth quarter of 1999, Carrier1 entered into a memorandum of understanding for a joint venture to build carrier co-location-facilities, or "IT mega centers," in major markets throughout Europe. Carrier1 has committed $23.4 million to a $155 million project to develop full-service carrier hotels providing bandwidth-intensive internet and telecom customers co-location services. Other partners in the venture are expected to include affiliates of U.S.-based investment firms, Providence Equity Partners Inc. and Carlyle Group, as well as European network operator iaxis BV. Carrier1 and iaxis also are expected to serve as strategic anchor tenants in these facilities, which are expected to be connected to Carrier1's network. A fund managed by Providence Equity Partners Inc. indirectly holds a majority of Carrier1's outstanding common stock.

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

OVERVIEW

      Carrier1 is a rapidly expanding European facilities-based provider of long distance voice and Internet Protocol data telecommunications services. Carrier1 offers these services on a wholesale basis primarily to competitive fixed-line operators, other carriers, wireless operators, ISPs, resellers and multi-national corporations. In March 1998, Carrier1's experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant voice and data opportunities that are emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, Carrier1 had deployed its initial network and commenced selling wholesale services. As of March 31, 1999, Carrier1 had executed 79 contracts with voice customers and 35 contracts with data customers. As of June 30, 1999, Carrier1 had executed an additional 63 contracts with voice customers and an additional 11 contracts with data customers. As of September 30, 1999, Carrier1 had executed additional 70 contracts with voice customers and additional 14 contracts with data customers.

      Carrier1 is developing an extensive city-to-city European network linking key population centers. Carrier1 intends to continue rapidly expanding this network in a cost-effective manner to serve the needs of its existing and potential customers. Carrier1 believes that its network will allow it to provide and price its services in Europe on a city-to-city basis without regard to national borders. This provisioning and pricing structure will put Carrier1 at the forefront of a shift occuring in the European telecommunications market away from services and pricing that distinguish between international and national long distance.

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

      Carrier1's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Carrier1 reports on a calendar quarterly basis.

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

      Currently, voice and data services are both priced competitively and Carrier1 emphasizes quality and customer support, rather than offering the lowest prices in the market. The rates charged to voice and data customers are subject to change from time to time. Carrier1 will also vary pricing on its routes as a traffic management tool. Although Carrier1's revenue per billable minute for voice traffic in the third quarter of 1999 increased, in general, Carrier1 expects to experience declining revenue per billable minute for voice traffic and declining revenue per Mb for data traffic, in part as a result of increasing competition. Carrier1 believes, however, that the impact on its results of operations from price decreases has been in prior quarters, and, it believes, will continue to be, at least partially offset by decreases in its cost of providing services and increases in its voice and data traffic volumes.

      Carrier1's focus on the wholesale international and national long distance markets results in its having substantially fewer customers than a carrier in the mass retail sector. As a result, a shift in the traffic pattern of any one customer, especially in the near term and on one of Carrier1's high volume routes, could have a material impact, positive or negative, on Carrier1's revenues. One customer accounted for approximately 12% of Carrier1's revenues in September, 1999, and may continue to account for a significant portion of revenues in the near term. Furthermore, most wholesale customers of voice services tend to be price sensitive and, assuming the quality of service is equivalent, certain customers may switch suppliers for certain routes on the basis of small price differentials. In contrast, data customers tend to use fewer suppliers than voice customers, cannot switch suppliers as easily and, Carrier1 believes, are more sensitive to service quality than to price.

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

TRANSMISSION COSTS. Carrier1's transmission costs for voice and data traffic currently consist primarily of leased capacity charges and switch and router facilities costs. As a result of Carrier1's objective to enter the market early, its initial European transmission platform consists largely of leased capacity. Leased capacity charges are fixed monthly payments based on capacity provided and are typically higher than a "dark fiber cost level," which is Carrier1's target cost level and represents the lowest possible per unit cost. Dark fiber cost level is the per unit cost of high-capacity fiber that has been laid and readied for use. Dark fiber cost levels can be achieved not only through owned facilities, but also may be possible through other rights of use such as multiple investment units, known as "MIUs."

      As part of Carrier1's strategy to lower its cost base over time, it will seek dark fiber cost levels for its entire transmission platform, either through building, acquiring or swapping capacity. Carrier1 further minimizes its transmission costs by optimizing the routing of its voice traffic and increasing volumes on its fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of data traffic, as applicable. To the extent Carrier1 overestimates anticipated traffic volume, however, per unit costs will increase. As Carrier1 continues to develop its owned network and relies less on leased capacity, per unit voice transmission costs are expected to decrease substantially, offset partially by an increase in depreciation and amortization expense. Carrier1 also expects to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of decreasing cost of leased transmission capacity, increasing availability of more competitively priced indefeasible rights of use and MIUs and increasing traffic volumes.

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

DATA TERMINATION COSTS. Termination costs represent costs Carrier1 is required to pay to other internet backbone providers from the point of exit of Carrier1's network. Data termination is effected through peering and transit arrangements. Peering arrangements provide for the exchange of data traffic free-of-charge. Carrier1 has entered into peering arrangements with several ISPs in the United States and Europe, including recent peering arrangements with several European incumbent telephone operators. There can be no assurance that Carrier1 will be able to negotiate additional peering arrangements or that it will be able to terminate traffic on their networks at favourable prices. Under transit arrangements, Carrier1 is required to pay a fee to exchange traffic. That fee has a variable and a fixed component. The variable component is based on monthly traffic volumes. The fixed component is based on the minimum Mb amount charged to Carrier1 by its transit partners. The major United States ISPs require almost all European ISPs and internet backbone providers, including Carrier1, to pay a transit fee to exchange traffic.

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

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which will consist principally of equipment (such as switches, multiplexers and routers), investments in indefeasible rights of use and in multiple investment units, furniture and equipment. Depreciation and amortization also include the amortization of interest capitalized during the construction of the 2,400 kilometer fiber network Carrier1 is building in Germany in conjunction with Viatel, Inc. and Metromedia Fiber Network, Inc. Carrier1 depreciates its network over periods ranging from 5 to 15 years and amortizes its intangible assets over a period of 5 years. Carrier1 depreciates its investments in indefeasible rights of use and in multiple investment units over their estimated useful lives of not more than 15 years. Carrier1 expects depreciation and amortization expense to increase significantly as Carrier1 expands its owned network, including the development of the German network.

NETWORK DEVELOPMENT

      During the third quarter, Carrier1 continued to expand its network, installing a switch in Brussels and beginning work on switch installations in Stockholm, Milan, and Manchester. In August, The total number of switches at the end of the third quarter amounted to eleven. Carrier1 replaced its leased STM-1 transmission ring with its own capacity (an indefeasible right of use) connecting London with Amsterdam, Frankfurt, Paris and Brussels and moved its traffic from the leased ring to this new optical network link.

Also in the third quarter, Carrier1 finalized the implementation of its interconnect agreement with TeleDenmark and continued the implementation of its interconnect agreements with Belgacom, Telia, France Telecom and Telecom Italia. It also upgraded its direct link into Turkey and signed and started to implement bilateral agreements with selected African incumbent telephone operators, lowering its cost to terminate traffic into these regions, while improving the quality of transmission. Construction on the German network proceeded on schedule. In addition, Carrier1 secured several new peering arrangements with ISPs, bringing to over 90 its total number of ISP peering arrangements.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1999

      Because Carrier1 commercially introduced its services in September 1998, Carrier1's management believes that comparisons of results for the nine-month period ended September 30, 1999 to the period from Inception to September 30, 1998 and for the three month period ending September 30, 1999 to the three month period ending September 30, 1998 are not meaningful.

      Revenues for the three-month period ended September 30, 1999 were approximately $27.3 million, primarily relating to voice services, which contributed $25.6million or 93.8% to the total revenue generated in the third quarter of 1999. Voice revenue growth compared to the second quarter of 1999 amounted to 61%. Voice traffic volume of 183 million minutes was billed to Carrier1's customers. Average revenue per minute was $0.14, which represented an increase of approximately 8% compared to the second quarter of 1999 due primarily to changes in traffic mix offset somewhat by price reductions. The majority of voice traffic in the third quarter of 1999 both originated and terminated in Europe where prices are generally lower, but where Carrier1 has implemented interconnection agreements and therefore generally does not need to terminate traffic via more costly refile or resale arrangements. Data services revenue of $1.7 million for the same period was generated by internet and bandwidth services.

      Cost of services for the three-month period ended September 30, 1999 was approximately $32.5 million. These costs consisted of operation of the network, leases for transmission capacity, and termination expenses including refiling.

      Depreciation and amortization for the three-month period ended September 30, 1999 was approximately $4.2 million and consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment. Selling, general and administrative expenses were approximately $4.2 million for the three-month period ended September 30, 1999 and consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses.

      Net interest expense for the three-month period ended September 30, 1999 was approximately $6.7 million. It consisted during this period of approximately $8.7 million of interest on the Notes, less interest income of approximately $2.0 million. Interest income consists of interest earned from investing the remaining proceeds of the $60 million dollars invested by funds managed by Carrier1's equity sponsors to finance the deployment of Carrier1's network and to fund start-up operations (the "Equity Investment") and the offering (the "Offering") on February 19, 1999, of $160,000,000 senior dollar units, each such unit consisting of one 13 1/4 senior dollar Note and one warrant to purchase shares of common stock and [euro]85,000,000 senior euro units, each such unit consisting of one 13 1/4 senior euro Note and one warrant to purchase shares of common stock.

      The strengthening of the euro to the U.S. dollar in the third quarter of 1999 resulted in a currency exchange gain of $1.9 million.

      Carrier1's management evaluates the relative performance of its voice and data services operations based on their respective fixed cost contributions. Fixed cost contribution consists of the revenues generated by the provision of voice services or data services, as the case may be, less direct variable costs incurred as a result of providing such services. Certain direct costs, such as network and transmission costs, are shared by both the voice and data operations and are not allocated by management to either service. See Note 9 to the Unaudited Consolidated Financial Statements presented elsewhere in this report. Fixed cost contribution for voice services for the three-month period ended September 30, 1999 was $4.2 million, representing $25.6 million in voice revenue less $21.4 million, or 11.7 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was equivalent to data services revenue, or $1.7 million, as there were no direct variable costs associated directly with providing data services.

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

      From Inception through December 31, 1998, Carrier1 financed its operations through equity contributions. During the nine-month period ended September 30, 1999, Carrier1 financed its operations through additional equity contributions and with the proceeds of the Offering. The further development of Carrier1's business and deployment of its network will require significant capital to fund capital expenditures, working capital, cash flow deficits and any debt service. Carrier1's principal capital expenditure requirements include the expansion of its network, including construction of the German network, and the acquisition of switches, multiplexers, routers and transmission equipment. Additional capital will be required for office space, switch site buildout and corporate overhead and personnel.

      Carrier1 estimates it will incur capital expenditures of approximately $220.0 million from Inception through 1999. By the end of 1999, Carrier1 plans to complete construction of the German network and to purchase additional switches, multiplexers and routers. As of December 31, 1998, Carrier1 had incurred capital expenditures of approximately $37.2 million since Inception, including amounts related to the German Network. As of September 30, 1999 Carrier1 had incurred capital expenditures of approximately $121 million since December 31, 1998, including amounts related to the German Network. Carrier1's aggregate funding requirements include requirements to fund capital expenditures, working capital, debt service and cash flow deficits. Carrier1 estimates, based on its current business plan, that its aggregate funding requirements for the deployment and operation of its network will total approximately $330.0 million through 1999.

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

      Carrier1 believes, based on its current business plan, that the net proceeds from the Offering, the Equity Investment, and the Nortel facility, together with either (1) proceeds of possible sales of dark fiber on the German network, (2) proceeds from an accounts receivable facility or other bank facility, if completed, or (3) proceeds from one or more additional equipment financing facilities, or a combination of these sources, will be sufficient to fund the expansion of Carrier1's business as planned, and to fund operations until Carrier1 achieves positive cash flow from operations. Carrier1 expects to continue to generate net losses and negative cash flow as it expands its operations and does not expect to generate positive cash flow from operating activities through 2000. Whether or when Carrier1 will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. For example, Carrier1's net losses and negative cash flow from operating activities are likely to continue beyond that time if:

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

      Carrier1 also entered into a financing facility with Nortel Networks Inc., a major equipment supplier, on June 25, 1999. The Nortel facility allows Carrier1 to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, Carrier1 may borrow up to $75,000,000 or the actual amount paid or payable by Carrier1 for network equipment supplied prior to December 31, 1999, whichever is less. Advances under the facility will bear interest at a floating rate tied to LIBOR, and interest payments will be payable periodically from the date of the relevant advance. At Carrier1's option, it may pledge assets to secure the Nortel facility and receive a lower interest rate. Carrier1 may not borrow additional funds under the Nortel facility after December 31, 2000. Advances are to be repaid in sixteen equal quarterly installments beginning March 31, 2001. As of September 30, 1999, Carrier1 had not drawn any amounts under the Nortel facility.

      As of September 30, 1999, Carrier1 had total current assets of $149.9 million, of which $33.2 million was escrowed interest on the Notes issued in the Offering and $41.6 million of which was allocated to the construction cost of the German network. Net unrestricted cash as of the same date was $13.9 million.

      EBITDA, which Carrier1 defines as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense), decreased from negative $5.3 million in the second quarter of 1999 to negative $9.5 million in the third quarter of 1999. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that EBITDA is an indicator of ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of Carrier1's operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to Consolidated EBITDA as calculated under the indentures pursuant to which the Notes were issued.

FOREIGN CURRENCY

      Carrier1's reporting currency is the U.S. dollar, and interest and principal payments on its Notes will be in U.S. dollars and Euro. However, the majority of Carrier1's revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on Carrier1's results of operations and balance sheet data. The Euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the Euro has therefore reduced the degree of intra-Western European currency fluctuations to which Carrier1 is subject. Carrier1 will, however, continue to incur revenues and operating costs in non-Euro denominated currencies, such as pounds sterling. Although Carrier1 does not currently engage in exchange rate hedging strategies, it may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies. Carrier1 has outstanding one contract to purchase Deutschemarks in exchange for dollars from time to time in amounts anticipated to satisfy its Deutschemark-denominated obligations under its German network arrangements. Any reversion from the Euro currency system to a system of individual country floating currencies could subject Carrier1 to increased currency exchange risk. Carrier1 has selected its computer and operational systems in an attempt to ensure that its ability to transact business will not be impaired by complications resulting from the introduction of the Euro. While Carrier1 believes that its systems have not been adversely impacted by the Euro conversion, there can be no assurance that Carrier1 will be able to avoid the accounting, billing and logistical difficulties that might result from the introduction of the Euro. In addition, there can be no assurance that Carrier1's third-party suppliers and customers will be able to successfully implement the necessary protocols.

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

      STATE OF READINESS

      As Carrier1 has developed and implemented its network, operational support systems, and computer systems, it has conducted an evaluation for Year 2000 compliance. Based on such evaluation, Carrier1 believes that its critical information technology ("IT") systems and its non-IT systems, such as its network transmission equipment and its Nortel and Cisco network operating systems, are Year 2000 compliant. In addition, Carrier1 has received written assurances from Cisco, Nortel, and International Computers Limited (a significant software supplier) that the systems they have provided Carrier1 are Year 2000 compliant. Carrier1, therefore, does not expect to have to remedy any of its IT or non-IT systems to be Year 2000 compliant.

Carrier1 has instituted a Year 2000 project team with responsibility for the Company's efforts to protect Carrier1 and its customers from Year 2000 issues and the other potential problem dates in that year. The Year 2000 project team includes members of the network and voice switches, IP network services, IT, building services, corporate network, customer care and legal departments. Throughout 1999, this Year 2000 team has worked together with all suppliers of IT, network equipment, access and building control and power backup systems and equipment and software in an effort to assure Year 2000 compliance. By September 30, 1999, the Year 2000 team had completed its review of the Company's voice and data networks, voice management systems, switch and router location sites power backup, billing systems and critical internal IT systems and believes these networks and systems are Year 2000 compliant. Non-critical IT systems are believed to be approximately 99% Year 2000 compliant.

Carrier1 has contacted its principal service or capacity suppliers and customers, with a view towards evaluating these parties' efforts to prepare for the Year 2000 and the degree of its corresponding exposure if such efforts are inadequate. Carrier1 has received responses from 70% of these capacity suppliers and customers. Carrier1 is in the process of evaluating these responses. Carrier1 intends to follow up with suppliers and customers who have not yet responded.

      RISKS OF YEAR 2000 ISSUES

      Any failure of the computer systems of Carrier1's vendors, service or capacity suppliers or customers as a result of not being Year 2000 compliant could materially and adversely affect Carrier1. For example, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom Carrier1 interacts, the Company could experience disruptions in portions of its network, lose or have trouble accessing or receive inaccurate third party data, experience internal and external communications difficulties, or have difficulty obtaining components that are Year 2000 compliant from its vendors. Any of these occurrences could adversely affect Carrier1's ability to operate its network and retain customers. In addition, the Company could also experience a slowdown or reduction of sales if customers are adversely affected by Year 2000 issues. As noted above, Carrier1 has contacted its service or capacity suppliers and customers and is in the process of evaluating Carrier1's risks associated with their noncompliance. As Carrier1 has not yet received responses from all of its suppliers and customers, there can be no assurance as to Carrier1's degree of exposure to Year 2000-related problems.

      CONTINGENCY PLANS AND COSTS TO ADDRESS YEAR 2000 ISSUES

      Based on Year 2000 compliance information it has received from suppliers and customers Carrier1 has developed a contingency plan to assess the likelihood of and address worst-case scenarios, to deal with potential Year 2000 problems caused by a failure of its vendors, service or capacity suppliers or customers to be Year 2000 compliant. This contingency plan is currently being reviewed by management. There can be no assurance this plan will not need to be revised or replaced as Carrier1 continues to receive and review responses regarding Year 2000 compliance from its suppliers and customers.

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

RECENT DEVELOPMENTS

During the fourth quarter, Carrier1 entered into a memorandum of understanding for a joint venture to build carrier co-location-facilities, or "carrier hotels," in major markets throughout Europe. Carrier1 has committed $23.4 million to a $155 million project to develop full-service carrier hotels providing bandwidth-intensive internet and telecom customers co-location services. Other partners in the venture are expected to include affiliates of U.S.-based investment firms, Providence Equity Partners Inc. and Carlyle Group, as well as European network operator iaxis BV. Carrier1 and iaxis also are expected to serve as strategic anchor tenants in these facilities, which are expected to be connected to Carrier1's network. A fund managed by Providence Equity Partners Inc. indirectly holds a majority of Carrier 1's outstanding common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Because substantially all of Carrier1's outstanding debt at September 30, 1999 is fixed-rate debt, a change in market interest rates would not have a material effect on Carrier1's earnings, cash flows or financial condition. Carrier1 is exposed to market risk from changes in foreign currency exchange rates. As of September 30, 1999, Carrier1 does not have a position in futures, forwards, swaps, options or other derivative financial instruments with similar characteristics to manage the risk arising from these exposures. Carrier1's market risk exposure exists from changes in foreign currency exchange rates associated with its non-derivative financial instruments and with transactions in currencies other than local currencies in which it operates.

      Carrier1 has foreign currency exposures related to purchasing and selling in currencies other than the local currencies in which it operates. Carrier1's most significant foreign currency exposures relate to Western European countries (primarily Germany, Switzerland, and the United Kingdom) where its principle operations exist. However, the introduction of the euro has significantly reduced the degree of intra Western European currency fluctuations to which Carrier1 is subject as of September 30, 1999 (other than fluctuations in currencies that were not converted to euros, such as the British pound and the Swiss franc). Additionally, Carrier1 is exposed to cash flow risk related to debt obligations denominated in foreign currencies.

      The table below presents principal cash flows and related average interest rates for Carrier1's obligations by expected maturity dates as of September 30, 1999. The information is presented in U.S. dollar equivalents, Carrier1's reporting currency, using the exchange rate at September 30, 1999. the actual cash flows are payable in either U.S. dollars (US$) or euro (EURO), as indicated in the parentheses. Average variable interest rates are based on Carrier1's borrowing rate as of September 30, 1999. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on Carrier1's borrowing rate as of September 30, 1999.

(IN THOUSANDS)
EXPECTED MATURITY                                                                         There                       Fair
DATE                       1999        2000        2001         2002         2003         after        Total          Value
                         --------    --------    --------     --------     --------     --------      --------       --------
Notes Payable:

Fixed Rate (EURO) .                                                                     $ 90,458      $ 90,458       $ 94,171
Interest Rate .....                                                                     13.25%        13.25%

Fixed Rate (US$) ..                                                                     $160,000      $160,000       $158,738
Interest Rate .....                                                                     13.25%        13.25%

Fixed Rate (US$) ..      $  1,013    $  3,038    $  3,038     $    760                                $  7,849       $  6,351
Fixed Rate ........           9.7%        9.7%        9.7%         9.7%

Variable Rate (US$)                              $  4,240     $  4,240     $  4,239                   $ 12,719       $  8,806
Interest Rate .....                                   9.7%         9.7%         9.7%

      The cash flows in the table above are presented in accordance with the maturity dates defined in the debt obligations. However, the dollar and euro notes provide for early redemption at specified dates in stated principal amounts, plus accrued interest. Carrier1 has not determined if these debt obligations will be redeemed at the specified early redemption dates and amounts. Carrier1 may elect to redeem these debt obligations early at a future date. Cash flows associated with the early redemption of these debt obligations are not assumed in the table above. Should Carrier1 elect to redeem these debt obligations earlier than the required maturities, the cash flow amounts in the table above could change significantly.

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

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

            3.1   Articles of Incorporation of Carrier1 International S.A.

            27.1  Financial Data Schedule

      Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Carrier1 International S.A.


Date November 15, 1999                By: /s/ Joachim W. Bauer

                                        Name: Joachim W. Bauer
                                        Title: Chief Financial Officer


Date November 15, 1999                /s/ Joachim W. Bauer
                                      ------------------------------------------

                                      Name: Joachim W. Bauer
                                      Title: Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  Exhibit Index

3.1   Articles of Incorporation of Carrier1 International S.A.

27.1  Financial Data Schedule