Form 10-K405
period 1999-12-31
CARRIER1 INTERNATIONAL S A
filed 2000-03-31
CIK 1081824

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from ______ to ______.


                        Commission file number 001-15693

                                   -----------

                          CARRIER 1 INTERNATIONAL S.A.
             (Exact name of Registrant as specified in its charter)

           LUXEMBOURG                                  98-0199626
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                                   -----------

                                 ROUTE D'ARLON 3
                           L-8009 STRASSEN, LUXEMBOURG
                              (011) (41-1) 297-2600
               (Address, including ZIP code, and telephone number,
        including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     Shares of Capital Stock, $2.00 par value per share

     American Depositary Shares representing shares of Capital Stock

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 22, 2000, the aggregate market value of the shares of the registrant held by non-affiliates was $1,551,736,854 (based upon the closing price for shares as reported by the Neuer Markt segment of the Frankfurt Stock Exchange on that date and calculated using the March 22, 2000 exchange rate of 1 Euro to 0.9612 dollar). Shares held by each executive officer, director, and holder of 5% or more of the outstanding shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         At March 22, 2000 there were 41,719,178 shares of Common Stock of the registrant outstanding.

================================================================================

         In this Annual Report on Form 10-K, "Carrier1 International" refers to Carrier 1 International S.A., a societe anonyme organized under the laws of the Grand Duchy of Luxembourg, and "Carrier1," "we," "our" and "us" refers to Carrier1 International and its subsidiaries and their predecessors, except where the context otherwise requires. The symbol for the euro is represented by "(u)".

         Certain statements contained herein which express "belief," "anticipation" "expectation," or "intention" or any other projection, including statements concerning the design, configuration, feature and performance of our network and related services, the development and expansion of our business, the markets in which our services are or will be offered, capital expenditures and regulatory reform, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 1. Business--Risk
Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

ITEM 1. BUSINESS

         Carrier1 International is a holding company and renders its services indirectly through subsidiaries primarily located in various Western European countries. Its registered office is located at L-8009, Strassen, Route d'Arlon 3, Luxembourg. Executive offices of Carrier1 International GmbH, its principal management services subsidiary, are located at Militarstrasse 36, CH-8004 Zurich, Switzerland. Its phone number is 41-1- 297-2600.

OVERVIEW

         We are a rapidly expanding European facilities-based provider of voice, Internet and bandwidth and related telecommunications services. We offer these services primarily to other telecommunications service providers. In March 1998, our experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services. By December 31, 1999, we had 259 contracts with voice customers and 70 contracts with Internet and bandwidth customers.

         We are developing an extensive city-to-city European fiber optic network accessing and linking key population centers. In select European cities, we are also developing intra-city networks and data centers for housing and managing equipment. We expect these intra-city networks to give us faster, lower cost access to customers, with better quality control. We also expect to bundle and cross-sell our intra-city network and data center capabilities with our other services.

         As of December 31, 1999, we offered voice, Internet and bandwidth and related services in 17 cities and 11 countries. In addition, as of December 31, 1999 we had arranged to secure, through a combination of building, buying and swapping assets, an extensive network which we expect to become operational in stages through the end of 2000. This network will consist of wholly-owned fiber in Germany, France, the United Kingdom, The Netherlands, Norway and Sweden, and wholly-owned capacity at speeds greater than 2.5 Gbps in Denmark, Italy, Switzerland and Belgium. The network will include a 2,370 kilometer network in Germany, and an intra-city network in Amsterdam that we expect to complete by the end of the third quarter of 2000.

         We intend to continue rapidly expanding our network in a cost-effective manner by building, buying or swapping network assets. For example:

         o We expect to complete construction of the 2,370 kilometer German network in the first half of 2000. The German network will connect 14 principal cities and pass a number of other major cities. We are building the German network with partners to lower our fixed cost of construction. We will own our own duct, which will initially contain 72 fiber strands. We have swapped excess capacity on the German network for fiber capacity on other networks in our target markets to increase the reach of our owned and controlled network in a capital-efficient way. Moreover, our duct may have space for additional fiber strands which may be used to meet additional demands for bandwidth or improvements in technology.

         o We have arranged to construct 44 kilometers of intra-city network capacity in Amsterdam for expected completion in the third quarter of 2000. We pre-sold conduit rights on this network to lower our fixed cost of construction, and we have swapped excess capacity to extend it an additional 70 kilometers. When completed, this network will connect major telecommunications and business centers in Amsterdam.

As we have expanded our owned network, we have been phasing out our leased network assets.

         Stig Johansson, Chief Executive Officer, and our management team have extensive experience in European telecommunications markets and longstanding relationships with European wholesale customers and suppliers. Mr. Johansson was formerly the President of Unisource Carrier Services AG, a large European wholesale carrier. Our senior management comes from Unisource Carrier Services, ACC Corp., AT&T- Unisource Communications Services, Telia Norge AS, British Telecom and AT&T. Mr. Johansson and others in management have also had significant experience with start-up ventures. We believe that management's experience and long-standing customer relationships were key to our launch of operations approximately six months after our founding.

INDUSTRY AND MARKET OPPORTUNITY

         We believe that the market for advanced, high bandwidth, transmission capacity and other telecommunications services in Europe will grow significantly due to a number of factors, including:

         o LIBERALIZATION. Entry to the telecommunications market was liberalized in almost all European Union member states on January 1, 1998. We expect the European telecommunications market to experience developments similar to those that have occurred in the United States and the United Kingdom following liberalization, including an increase in both international and national traffic volume, reduced prices, increased service offerings and the emergence of new entrants seeking to outsource some or all of their telecommunications infrastructure and service needs. In addition, we expect some regional carriers in the United States to begin to offer international long distance service, which we believe will lead to increased demand for alternative carriers of transatlantic and European traffic.

         o LARGE AND RAPIDLY GROWING MARKET FOR VOICE SERVICES. Industry sources report that the European international long distance market is among the largest in the world and is continuing to grow rapidly.

         o        RAPIDLY GROWING DEMAND FOR INTERNET AND BANDWIDTH SERVICES.
                  Industry sources estimate that the penetration rate of web users in Europe will grow from a level of approximately 10% at the end of 1998 to approximately 45% in 2003. We believe that substantial additional bandwidth and faster transmission speeds will be required to accommodate new Internet intensive business applications, such as electronic commerce, the deployment of corporate intranets and virtual private networks, voice communication over the Internet, video conferencing, broadcast multimedia, application hosting services, access via cellular networks, and other Internet protocol-based value added products and services.

         o DEMAND FOR RELATED SERVICES. Increasing demand for basic telecommunications services presents opportunities for companies to market other related services, such as data centers to house and manage a customer's mission-critical telecommunications and data equipment, which have significant space and monitoring requirements.

BUSINESS STRATEGY

         Our objective is to become a leading European provider of high quality voice, Internet and bandwidth and related services to other telecommunications service providers. The key elements of our strategy are:

         o TARGET TELECOMMUNICATIONS SERVICE PROVIDERS. By focusing on the wholesale sector, we can take advantage of our management's strong market-oriented skills, first-hand understanding of the European telecommunications markets and long-standing customer relationships. Moreover, our focused wholesale marketing strategy allows us to operate with less overhead than carriers with mass retail operations and to provide unbiased services to new entrants and established carriers alike.

                  In particular, we focus our marketing efforts on fixed-line and mobile competitive retail operators that lack international infrastructure. We also focus our marketing efforts on established non-European operators that lack infrastructure in Europe or are seeking lower-cost alternatives and wish to outsource their European infrastructure needs. Based on our management's experience in European telecommunications markets, we believe these new entrants and non-European operators prefer an independent supplier of wholesale services to an incumbent telephone operator or other supplier with which they compete directly. In addition, we believe that these customers are increasingly seeking flexible, lower cost alternatives to the high tariffs that incumbents have traditionally charged.

         o FOCUS ON CUSTOMER NEEDS. We will continue to build relationships with a large number of telecommunications service providers by providing quality, customized service and a superior level of customer support.

                  o QUALITY OF SERVICE. We believe that quality of service is critical to obtaining and retaining customers. Our technologically advanced network and network management and information systems allow us to offer our services at guaranteed minimum levels of order implementation, response and repair time and availability. Based on our management's experience in telecommunications markets, we believe that we offer among the highest minimum service levels for voice and Internet and bandwidth services. Owning fiber optic networks, switches, multiplexers and routers helps us to control the quality and breadth of our service offerings.

                  o SUPERIOR CUSTOMER SUPPORT. We have designed our systems with the goal of providing a level of customer support significantly higher than what we believe is generally offered in the wholesale market in Europe, particularly by incumbent telephone operators. Key features of these systems include: (1) decentralized and locally based sales, installation and basic support, facilitating quick response to customer needs, (2) a help desk operating 24 hours a day, 365 days a year, (3) on-line order management and provisioning, traffic reports, fault reports and repair information and (4) on-line customized billing. We believe that these features allow us to offer our customers the ability to monitor and control services we provide them.

         o RAPID AND CAPITAL-EFFICIENT NETWORK EXPANSION. We seek to invest in key strategic assets, such as our German network, which we can use as a currency for swaps to extend our European coverage as rapidly as possible. Through this strategy we are developing a cross-border network linking principal cities of Western Europe and expect to continue to increase the number of countries covered by the network and broaden our network presence within particular countries. We have reduced the capital necessary to assemble this existing and contracted network by:

                           - sharing the cost of building the German network with partners,
                           - selling or pre-selling conduit rights or capacity to defray costs, and
                           -        swapping capacity or services.

                  We plan to continue to take this rapid and capital-efficient approach in implementing our strategy to secure intra-city networks in up to 20 cities throughout Europe through swaps of fiber and pre-selling of conduit rights. Similarly, we are taking a capital-efficient approach to developing data center capabilities by building them through a joint venture. We expect that having intra-city networks and data center capabilities will enhance the value of our network by bringing us closer to major telecommunication centers and therefore to our customers.

         o EXPLOIT LOW COST PROVIDER POSITION. Owning a high capacity, cross-border network in Europe gives us a significant cost advantage over incumbent providers with extensive legacy networks and newer competitors that currently lease the majority of their network or that will be required to lease a significant amount of capacity in the future to meet increased demand or that are incurring the full cost of building networks without the use of capital-efficient swapping or pre-selling strategies. We believe that we will further reduce the overall cost of deploying our network by continuing to engage in swaps and sales of dark fiber. We believe that the intra-city extension of our network in up to 20 major cities will enhance our low-cost position by reducing the need for alternative city carriers and leased lines, which can be expensive and have long lead times for delivery. We expect that acquiring our data center capabilities through a joint venture will also enhance our low-cost position.

         o PURSUE GROWING DEMAND FOR BANDWIDTH. We believe that demand from European telecommunications carriers, Internet service providers and other businesses for high bandwidth Internet transmission capacity will increase substantially over the next several years primarily due to technological and regulatory developments. We also believe that additional network transmission capacity and faster transmission speeds will be required to accommodate high bandwidth business applications such as electronic commerce, the deployment of corporate intranets and virtual private networks, facsimile transmission over the Internet, video conferencing, access via cellular networks, and other Internet protocol-based services. We believe that pursuing this demand in the Internet sector will be key to our continued success.

         o BUNDLE AND CROSS-SELL A COMPREHENSIVE RANGE OF NETWORK SOLUTIONS. We can customize our voice, Internet and bandwidth and other capabilities in combinations, or as comprehensive European end-to-end network solutions. For example, we believe existing customers that use our city-to-city capabilities will be interested in locating their equipment in our data centers, as they become available. After a customer places equipment in a data center, we have an enhanced opportunity to manage that equipment or to provide additional city-to-city or intra- city transport. Similarly, a customer who may use our intra-city and data center capabilities, as both of these develop, may also find it convenient to use our city-to-city and other capabilities. We can also offer customers the entire range of our capabilities to create a virtual carrier network in which we provide all of the European telecommunications network infrastructure and services they require, except for branding, sales and features customized for end users. These virtual carrier network solutions will allow a customer to select from a menu of our capabilities to create its own branded pan-European service, with the ability to monitor and control the services we provide, without investing in the infrastructure and support that we offer.

         In furtherance of our core business strategy, we regularly explore possible strategic alliances, acquisitions, business combinations and other similar transactions, with a view to expanding our European and international presence, securing cost-effective access to transmission capacity or other products and services, or otherwise enhancing our business, operations and competitive position. Our industry is characterized by high levels of this type of activity. We expect to continue to regularly explore possibilities of this kind with other telecommunications companies. We believe that the flexibility to utilize either cash or our publicly traded shares as a currency for possible transactions may enhance our ability to pursue acquisition or other business combination opportunities. Any future transaction may be significant to us, although no assurance can be given that any transaction will occur.

SERVICES

         We are focusing on providing voice, Internet and bandwidth and related services, primarily to other telecommunications service providers, at the high level of quality expected by European customers. For the year ended December 31, 1999, we had $87.6 million of revenues from voice services and $9.5 million of revenues from Internet and bandwidth services. For more information about our revenues, see Note 13 to our consolidated financial statements.

         VOICE SERVICES

         Our voice services generally consist of providing city-to-city transport from our network points of presence located in strategic European cities and New York for termination anywhere in the world. Our customers generally will arrange for transmission of their traffic to one of our points of presence at their own cost, although we may provide service from the customer's site if traffic volume is sufficient. We are in the process of extending our network locally in select cities, which will enable us to provide city-to-city and intra-city service from some customers' sites in those cities and will increase quality control, lower the cost of connection and shorten implementation times. Our voice service contracts guarantee a minimum of 99.9% availability on the network and maximum implementation, response and repair times.

         Our current offering of voice services allows a customer to access our network both by direct connection and indirect access. Indirect access and other capabilities have allowed us to provide value-added services to customers with no telecommunications infrastructure, such as switchless resellers, to distributors of pre-paid phone cards and toll-free services, and to other customers with needs for particular value-added capabilities, such as ISDN.

         INTERNET AND BANDWIDTH SERVICES

         We seek to be a major European Internet backbone and value-added services provider.

INTERNET TRANSPORT SERVICES. We currently offer two types of wholesale Internet transport services, "Global Transit Services" and "Internet Exchange Connect Services." We offer both services at various capacity and quality levels.

         Our Global Transit Service provides customers with high-speed, high-quality connectivity to Internet domain addresses world-wide. This backbone service interconnects our customers with selected Internet exchanges and other international Internet backbone providers. Customers connected to the Global Transit Service backbone have any-to-any connectivity geared to providing optimal Internet reach and connectivity.

         Our Internet Exchange Connect Service, or IX Connect, is a point-to-point option for customers who want to transit solely to a specific Internet exchange or to a specific partner. It offers one-to-one connectivity to a select number of destinations through main Internet exchanges in Europe and the United States. We currently offer IX Connect connectivity to the following internet exchanges: LINX in London, BNIX in Brussels, AMS-IX in Amsterdam, D-GIX in Stockholm, DE-CIX in Frankfurt, VIX in Vienna, MIX in Milan, CIPX in Geneva, SFINX and PARIX in Paris, MAE East in Washington and several Internet backbone providers in New York. We expect to extend connectivity to MAE West in San Francisco and selected other exchanges in the United States by the end of the second quarter of 2000. The principal guaranteed parameters of IX Connect are dedicated reserved capacity, access speed ranging from 2 Mb to 155 Mb and the announcement of the customer's Internet domain at the remote location. We will also guarantee certain minimum connection speeds and maximum response and repair times.

VALUE-ADDED INTERNET SERVICES. We are currently offering select Internet-based value added services. These include streaming media distribution, which consists of the transmission of audio and video media, and virtual ISP service, which consists of providing a menu of our capabilities from which an ISP can create its own branded Internet service without investing in the Internet infrastructure we plan to provide. For example, we have entered into an agreement with Yahoo! Broadcast Services to facilitate the distribution of their streaming media. To optimize the distribution process, we have enabled our network for multicasting, which is an efficient mechanism for delivering broadcasts from one source to thousands of receivers. We are also enabling our ISP customers' networks for multicasting.

         We are currently testing other Internet-based value-added services and evaluating their introduction, which will depend on commercial feasibility and demand. These services include virtual private networks using security management, electronic-commerce related services, application hosting, wireless access to the Internet, voice transmission over Internet protocol and unified messaging services.

BANDWIDTH SERVICES. As we migrate our services to our owned transmission network, we have increasingly targeted the demand for high quality bandwidth services, including:

         o MANAGED BANDWIDTH. Our managed bandwidth service provides capacity of 2 Mbps, 34 Mbps, 45 Mbps, and 155 Mbps. Larger bandwidths up to 2.5 Gbps are available upon request. These services are designed for customers who require large data transport capacity between cities.

         o WAVELENGTH SERVICES. The dense wave division multiplexing, or DWDM, technology used in our network allows us to offer optical wave or "wavelength" services to our customers, which provides 2.5 Gbps to 10 Gbps of capacity. The capacity that we use to provide these wavelengths is in addition to the capacity we use to provide our other services. We can derive on average eight 10 Gbps wavelengths, and up to thirty-two 10 Gbps wavelengths, from a single strand of fiber with equipment that we currently have on order. We expect this capability to increase with advances in technology. This service is designed for customers who require very large transport capacities between cities, but who do not wish to purchase dark fiber and invest in the transmission electronics to enable the fiber to carry traffic. We believe, based on our management's experience, that many potential customers will be interested in wavelength services because they allow purchases of bandwidth in smaller increments than purchases of dark fiber while retaining the control advantages of dark fiber.

         o DARK FIBER. We also offer rights for dark fiber and related services. Because dark fiber consists of fiber strands contained within a fiber optic cable which has been laid but has not yet been "lit" with transmission electronics, purchasers of dark fiber typically install their own electrical and optical transmission equipment. For example, in December 1999, we entered into an 18 year IRU under which we will provide two pairs of dark fiber on the German network, and related services, to Tesion, a joint venture in which Swisscom is a 50% participant.

         DATA CENTER CAPABILITIES

         Telecommunications and Internet technologies that are emerging in Europe, as well as existing technologies, have significant space and monitoring requirements. The liberalization of the telecommunications industry and resulting increase in new entrants and demand for Internet services have created a growing demand for data center services in Europe. We plan to offer to customers state-of-the-art data centers to house mission-critical voice, video, caching, data networking and transmission equipment in a highly reliable, redundant and secure environment. We will also offer technical support to monitor, manage and troubleshoot the equipment.

         We believe the ability to offer managed data center capabilities will help us to cross-sell multiple services to customers and to further secure our relationships with those customers. In addition, as we develop additional Internet services, we expect that these facilities will enhance our ability to offer virtual ISP and similar services.

         We are developing our network of data centers in major European markets through our Hubco joint venture. Hubco intends to build up to 20 to 25 facilities, generally ranging in size from 100,000 to 350,000 square feet in major markets in Europe during 2000 and 2001. We expect to have a minimum of between 10,000 and 25,000 square feet for our use and the use of our customers in each facility. We expect to connect each facility in which we become a strategic anchor tenant to our fiber optic network. As a strategic anchor tenant in these facilities, we will have favorable rents and rights to additional space, subject to some conditions, including that we not become an affiliate of a Hubco competitor. We can opt not to be a tenant in some planned locations and, if we wish to build data centers in additional locations, we have given Hubco the right of first refusal to construct them.

         We expect to compete with Hubco and another of our joint venture partners in providing data center capabilities.

NETWORK

         We believe it is critical to own or control key elements of our network in order to become a high-quality, low-cost provider. We commenced operations primarily on a leased fiber optic transmission platform to enable our early entry into the market. Over time, we have expanded our network in a phased approach, adding capacity to meet expected increases in demand. To reduce our cost base, however, we have sought to obtain additional transmission capacity at dark fiber cost levels, through building new capacity and acquiring capacity through purchases or swaps of excess capacity.

         For example, by investing in the German network with partners, and by pre-selling rights to conduit space on the Amsterdam network, we first reduced our own cost of construction. We then swapped fiber on the German network for transmission capacity in other regions. Similarly, we have swapped fiber to extend the reach of the Amsterdam network.

         In addition, by extending our network intra-city in up to 20 European cities, we intend to acquire transmission capacity in areas that have traditionally been served by very few carriers or by only one carrier. We expect that these intra-city networks will lower the cost of our services by providing us with a dark fiber alternative to expensive leased lines. We also expect that these intra-city networks will serve as valuable currency to swap for capacity on other networks.

         Our early and continued use of multiplexers to establish points of presence rapidly and cost effectively also illustrates this capital-efficient approach to network expansion. Multiplexers are less costly and easier to install than switches, enhance our flexibility and service quality and help to reduce our termination costs. As voice traffic increases, we may replace multiplexers with switches and redeploy these multiplexers in new markets. We have the flexibility to continue using multiplexers and defer purchasing additional switches until improved technologies, which we are in the process of testing, become commercially available.

         The following table shows, as of December 31, 1999, the cities where we had Nortel switches, multiplexers and high-capacity Cisco routers in service. We selected these cities because they represent important sites of European traffic origination or termination. The table also shows, as of December 31, 1999, the cities where we plan to install multiplexers and routers through the end of 2000. In anticipation of technological advances in voice transmission and switches, we are deferring the installation of more traditional switches. The timing, location and number of switches, multiplexers and routers may change depending on advances in technology, customer demand or regulatory conditions.

                INSTALLED NETWORK COMPONENTS (AS OF DECEMBER 31, 1999)
--------------------------------------------------------------------------------
                         VOICE                                 INTERNET
------------------------------------------------------ ------------------------
          SWITCHES                  MULTIPLEXERS               ROUTERS
---------------------------- ------------------------- ------------------------
Amsterdam                    Copenhagen                Amsterdam
Berlin                       Geneva                    Brussels
Brussels                     Hanover                   Dusseldorf
Dusseldorf                   Munich                    Frankfurt
Frankfurt                                              Geneva
Hamburg                                                Hamburg
London                                                 London
Manchester                                             Milan
Milan                                                  New York
New York                                               Paris
Paris                                                  Stockholm
Stockholm                                              Vienna
Vienna                                                 Zurich
Zurich

PLANNED NETWORK INSTALLATIONS THROUGH END OF YEAR 2000 (AS OF DECEMBER 31, 1999)
--------------------------------------------------------------------------------
                 VOICE                                   INTERNET
---------------------------------------  ---------------------------------------
              MULTIPLEXERS                               ROUTERS
---------------------------------------  ---------------------------------------
Barcelona                                Barcelona
Bremen                                   Chicago
Cologne                                  Cologne
Dortmund                                 Dallas
Dresden                                  Dublin
Dublin                                   Lyon
Essen                                    Madrid
Helsinki                                 Marseille
Leipzig                                  Stuttgart
Lyon                                     Helsinki
Madrid                                   Leipzig
Marseille                                Oslo
Mannheim                                 San Francisco
Nuremberg                                Washington D.C.
Oslo
San Francisco
Stuttgart

         We are also considering installing multiplexers in Athens, Budapest, Lisbon, Prague and Warsaw, and routers in Athens, Berlin, Budapest, Copenhagen, Manchester, Munich, Lisbon, Prague and Warsaw.

         EXISTING NETWORK

         Our management believes that entering the liberalizing European telecommunications markets early and establishing our position quickly with a technologically advanced network has given us a competitive advantage in such markets.

TRANSMISSION CAPACITY. As of February 15, 2000, our traffic is transmitted principally over:

1) three STM-1 (155 Mbps) transatlantic circuits, all terminating in New York and starting in Amsterdam, Frankfurt, and London,

2) one DWDM enabled fiber ring connecting London, Paris, Frankfurt and Amsterdam and, on a physically separate route, one 2.5 Gbps wavelength, with an option to upgrade to 10 Gbps, acquired in a swap for the purpose of diversity, configured in a ring linking London, Brussels, Amsterdam, Frankfurt and Paris,

3) one 2.5 Gbps wavelength, with an option to upgrade to 10 Gbps, configured in a ring linking Paris, Zurich, Milan and Geneva,

4)       one STM-1 linking Hamburg, Copenhagen and Stockholm,

5)       two STM-1s linking Frankfurt and Vienna,

6)       one STM-1 linking Frankfurt and Zurich,

7)       one E3 (34 Mbps) linking Vienna and Zurich,

8)       one VC-3 (45 Mbps) linking Frankfurt and Milan,

9)       one STM-1 linking London and Manchester,

10)      one T3 (45 Mbps) linking MAE East and New York,

11) in Germany, STM-1s linking Frankfurt and Dusseldorf; Dusseldorf and Hamburg; Hamburg and Berlin; Berlin and Frankfurt; Hamburg and Hannover; Hannover and Frankfurt; and Frankfurt and Munich,

12) two VC-3 circuits, acquired in a swap, linking London and Stockholm, and

13) one long term lease of DWDM enabled fiber connecting the major telecommunications facilities in London.

NETWORK MANAGEMENT CAPABILITIES. We have installed Synchronous Digital Hierarchy, or SDH, equipment at each network point of presence that provides us with information relating to the status and performance of all elements of our network, including the transmission capacity provided to us by various third parties. This SDH layer also provides us with flexibility to connect new providers of transmission capacity and to configure this capacity in a flexible manner.

         PLANNED NETWORK DEPLOYMENT

         We are continuing to pursue an aggressive timetable for extending the scope of our network, thereby rapidly expanding our presence in our target markets. We are installing a cross-border network linking the principal cities of several European countries and will continue to increase the number of countries covered by the network and broaden our presence within particular countries and cities.

THE GERMAN NETWORK. We entered into a development agreement to build the German network with affiliates of Viatel and Metromedia. We expect the German network to be completed in the first half of 2000. The German network, when completed, will be an advanced, high-capacity, bi-directional self-healing 2,370 kilometer fiber optic ring utilizing advanced SDH and DWDM technologies. The German network will initially connect Berlin, Bremen, Cologne, Dortmund, Dresden, Dusseldorf, Essen, Frankfurt, Hamburg, Leipzig, Mannheim, Munich, Nuremberg, and Stuttgart. The German network will also pass a number of other major cities. When the German network is completed, we will own our own cable duct and access points. Our cable duct will initially contain 72 strands of fiber. It may have space for additional strands, permitting for upgrades in quality or capacity in the future. Our estimated share of the development costs will be approximately $115 million, including the fiber initially deployed and the installation of 14 points of presence.

         We decided to build our network in Germany because:

         o Germany is the largest telecommunications market in Europe and a major center for voice and Internet traffic within Europe,

         o there is limited availability of cost-effective transmission capacity in Germany,

         o leased transmission costs are currently high in Germany and we desire to lower our cost base in such a large market,

         o Germany's population is widely and relatively evenly dispersed among many cities, requiring the installation of a number of switches and routers throughout the country to effectively access the full range of potential customers,

         o installing multiple points of presence in Germany will reduce our voice termination and access costs and improve our position within the German regulatory framework, and

         o Germany's central location within Europe provides a good base from which to connect the German network to other parts of Europe.

In addition, excess capacity on the German network has been useful to us as a valuable currency to swap for capacity on other networks,as described below. We believe excess capacity will continue to be useful swap currency.

         Pursuant to the Development Agreement, Carrier1 and Metromedia each have a 24.995% interest and Viatel has a 50.01% interest in the development company. Viatel, as a result of its majority interest, controls all but certain major decisions relating to the development of the German network which require unanimous consent. Costs of construction are borne pro rata by Viatel, Carrier1 and Metromedia, and the development company will be indemnified for certain liabilities, costs and expenses by each of the parties. In addition, Viatel is entitled to a developer's fee of 3% of certain construction costs, 25% of which is borne by us.

         Each of Viatel, Metromedia and us provided the development company with a letter of credit. The development company may draw on the letter of credit of a party that does not meet its funding obligations.


THE SCANDINAVIAN NETWORK. Under the terms of another 15 year IRU exchange agreement, we will receive two wavelengths connecting Hamburg to Copenhagen and Malmo, Sweden, in exchange for two wavelengths connecting the German cities of Hamburg, Berlin and Frankfurt. The initial capacity of the wavelengths will be
2.5 Gbps, but we have secured options to upgrade to 10 Gbps. The agreement includes the operations and maintenance on each of the wavelengths, and rack space in repeater sites, regeneration sites and points of presence. We expect to make the exchange by the third quarter of 2000.

         In addition, under the terms of an 18 year IRU capacity exchange agreement, we will obtain transmission capacity along a 2,000 kilometer route linking four major population centers of the Nordic region: Stockholm, Oslo, Gothenburg and Malmo. For the first three years of the agreement we will receive a 2.5 Gbps wavelength, upgradable at our option to 10 Gbps or dark fiber after one year. We believe that receiving this wavelength will enable us to defer the significant investment in transmission equipment required to light the 2,000 kilometer route. In exchange, we will provide Internet transmission capacity. The agreement includes the ancillary services required for use of the transmission capacity. These services consist primarily of operations and maintenance, rack space in repeater and regeneration sites, power facilities and security, but do not include the transmission equipment required to light the fiber if we elect to upgrade to dark fiber. We began to deliver the Internet capacity in November 1999, and we expect to receive the transmission capacity in August 2000.

THE FRENCH NETWORK. We currently have owned transmission capacity operational in the northern part of France, inlcuding Paris. We are also a party to an exchange agreement that calls for us to provide 12 strands of fiber on our German network in exchange for 12 strands of fiber on a 2,650 kilometer French network that connects 14 cities, representing some the largest population centers within France. Although on March 28, 2000, the other party to this agreement provided a notice that seeks to terminate, we believe the notice is not valid and we are working to reach a satisfactory resolution of the matter with that party. In any event, we are already seeking to secure additional comparable fiber in France on a swap basis from one or more of the available alternative suppliers with whom we are currently in discussion.

OTHER CITY TO CITY EUROPEAN NETWORKS. Under the terms of a 10 year IRU, we will receive a 2.5 Gbps wavelength linking Paris, Geneva, Zurich, Milan and Frankfurt, which may be upgraded to 10 Gbps of capacity.

THE AMSTERDAM NETWORK. For the Amsterdam intra-city network, we are building a 44 kilometer ring of 12 ducts, one of which is to be filled with a cable of 144 strands of fiber and four of which have been pre-sold, reducing our future unit costs. In addition, we have arranged a swap to extend this network by an additional

70 kilometers, to cover the greater Amsterdam metropolitan area, including Schiphol Airport and the major business parks. Construction of the Amsterdam network is currently underway and is expected to be completed in the third quarter of 2000.

TRANSATLANTIC CAPACITY. We have arranged to purchase a multiple investment unit in TAT-14, a transatlantic cable connecting Amsterdam, London and New York. We expect TAT-14 to become operational during the first quarter of 2001.

         FURTHER NETWORK EXTENSIONS AND DEVELOPMENTS

         We have already begun to extend our planned network beyond our original deployment plans. We will consider further extending our network within Europe beyond our current planned deployment in light of evolving market conditions and our financial position and financing options. Due to the rapidly evolving dynamics of the European telecommunications market, we will continually reassess the most cost-effective means of network expansion. Future increases in the supply of dark fiber may make building new capacity a less favorable option, in economic terms, than variable or fixed-rate lease arrangements, the purchase of transmission rights or the swapping of transmission capacity or services.

         EXISTING AND PLANNED TRAFFIC TERMINATION ARRANGEMENTS

         By establishing interconnection arrangements with incumbent telephone operators in liberalized markets and direct operating agreements with incumbent telephone operators in emerging markets, we can keep our costs of terminating voice traffic lower and exercise greater control over quality and transmission capacity than we can using refile or resale agreements. Similarly, entering into additional peering agreements will minimize the cost of terminating our Internet traffic.

VOICE TERMINATION. We carry voice traffic to any destination in the world, either directly through interconnection or direct operating agreements or indirectly through "refile" or "resale" agreements with other carriers who have a local point of presence and an interconnection agreement with the relevant incumbent telephone operator.

         As of December 31, 1999, we had established points of interconnection to provide for the local origination and termination of our voice traffic with carriers in Austria, Belgium, Denmark, Germany, Italy, The Netherlands, Sweden, Switzerland, the United Kingdom, and the United States, and we had started to implement an interconnection arrangement in France. Subsequent to December 31, 1999, we implemented the interconnection agreement with the local carrier in France.

         As of December 31, 1999, we had interconnection applications pending in Finland, Ireland and Norway. We also had upgraded our direct link into Turkey, an important traffic destination from Germany, and had also implemented direct operating agreements with local carriers for termination of voice traffic in a number of emerging markets in Africa that are important traffic destinations from France and the United Kingdom.

         Most refilers currently operate out of London or New York. Accordingly, much of our refiled traffic is rerouted to London or New York, but we can also refile traffic from most of our other points of presence, where refiled traffic is then carried to its termination point.

INTERNET TERMINATION. Internet termination is effected free-of-charge through peering and for a fee through transit arrangements. As of December 31, 1999, we had peering arrangements with approximately 85 ISPs and backbone providers, primarily in Europe, including Cable & Wireless, UUNet and Deutsche Telekom. As our volume of Internet traffic increases, we expect we will be in a position to negotiate peering with other major European backbone providers. In the United States, where almost all European backbone providers must pay to access the backbones of the major United States Internet backbone providers, we have transit agreements with UUNet Technologies, Inc., an MCI WorldCom subsidiary, and GTE Internetworking, a unit of GTE Corporation. In the United States, we have peering arrangements with Epoch Networks, Exodus and PSINet.

OPERATIONS

         NETWORK IMPLEMENTATION AND OPERATION

         In July 1999, we assumed the technical operation of our network from Cisco and Nortel, other than basic equipment servicing, so that we can control all the customer-related functions of the business. A small team of operations staff will manage the future planning and architecture of the network.

         The voice and Internet network operating systems allow us to use advanced software to maximize the efficient operation of the network, including managing the flow of voice and Internet traffic on a daily basis and identifying the precise location of faults. These systems are also sufficiently flexible to allow us to migrate to more advanced technological applications as they become commercially feasible.

         We have a network operations center in London from which we operate the voice and Internet network. We believe that a centralized network operations center enables us to identify overloaded or malfunctioning circuits and reroute traffic much more quickly than if the network were controlled by separate network operations centers in different countries.

         CUSTOMER SUPPORT

         An essential goal of our business strategy is to provide a level of customer support above that which is currently available in the wholesale telecommunications markets of Europe.

         The in-country operations support team, together with the operations teams at our network operations center, manages the point of presence locations and implementation of a customer's order. The in-country operations and sales teams provide a customer with local language support and quick access and response to orders and other needs. A help desk in London serves as the first place to which customer inquiries are directed. The help desk is open 24 hours a day, 365 days a year. It not only manages customer inquiries but is the first place to which customer problems are reported and, from there, internally directed for resolution. Customers may call the help desk at any time to receive a status report regarding their request or problem. During the second quarter of 2000, we plan to establish an additional help desk in continental Europe to specifically address our German- and French-speaking customers.

         All customer service orders received by the local sales forces are reported to the central order desk at our network operations center. The central desk then logs the order into our computer system and directs the order to the voice or Internet team. The central desk also tracks the status of an order during implementation. We have automated our operational workflows so that the status of customer order implementation, traffic faults, repair histories and other customer-related information is accessible, on-line, by our employees at any time. We believe that the internal visibility created by the on-line availability to employees of all customer-related information enhances the general monitoring and management of the customer relationship and facilitates informed and timely responses to customers' service needs or problems. Furthermore, by tracking on-line all aspects of a customer's history from the customer's first call through the term of the relationship, we optimize our ability to provide follow-up and proactive advice to our customers.

         In addition to the minimum service level guarantees contained in our voice and Internet service contracts, we also guarantee response times to customer requests within hours, and repair times within one day of the fault being reported.

         INFORMATION SYSTEMS

         We have obtained and installed advanced information technology systems tailored to providing voice, Internet and bandwidth services on a wholesale basis. We have developed our own system to enable us to determine optimum routing on a real-time basis, allowing us to optimize margins and quality within the constraints of the network. In order to identify the most cost-efficient and quality-acceptable route for voice traffic at any given time, the system takes into account costs on a given route, the capacity of the route, and quality considerations. Routing information is updated daily and takes into account the prior day's actual costs rather than hypothetical forward costs. Once the optimum routing has been determined, all switches are updated automatically from a routing computer. Among other things, our systems are designed to facilitate on a real-time basis:

         o        swift and efficient order management,

         o        service provisioning,

         o        customer-responsive traffic fault management,

         o        billing,

         o        general management of the customer service process, and

         o        compliance with our performance level guarantees.

         We currently use software programs developed by third parties as our primary office and information management systems. These programs have been tailored, however, to our particular specifications.

         BILLING SYSTEMS

         As part of our strategy of focusing on the specific needs of many types of telecommunications service providers, our billing system emphasizes flexibility and customization. Customers may be billed in the currency of their choice, and may have their bills broken down by country, site, or other call detail records. Our billing system analyzes our traffic, revenues and margins by customer and by route, on a daily basis, which is an important cost management tool for us. Our voice customers are able to obtain call detail records and other information through an on-line billing information inquiry function. We plan to maintain separate billing modules for voice and Internet services, although customers utilizing both services may be billed on one invoice if desired.

TARGET CUSTOMERS

         As of December 31, 1999, we had 259 contracts with voice customers and 70 contracts with Internet and bandwidth customers. We target the following specific categories of customers:

         o COMPETITIVE FIXED-LINE OPERATORS. This category includes fixed-line operators that compete with the incumbent telephone operators. These operators typically desire to outsource their international and, from time to time, their national long distance voice traffic as well as their Internet and bandwidth needs.

         o WIRELESS OPERATORS. Wireless operators frequently outsource much of their international and national long distance traffic and also have demand for bandwidth.

         o INCUMBENTS AND THEIR ALLIANCES. A number of incumbent telephone operators and their affiliated alliances are increasingly using wholesale carriers, rather than sending traffic under bilateral agreements with other incumbents. As these operators concentrate on their domestic markets, we expect they will increasingly outsource their international networks and related traffic transmission to independent carriers such as us.

         o NON-EUROPEAN CARRIERS. This category includes operators that lack infrastructure in Europe or have experienced an imbalance in their remaining bilateral agreements and wish to outsource their European telecommunications needs to an independent supplier of wholesale services with which they do not compete directly. This category will include regional Bell operating companies that receive regulatory approval to provide long distance services.

         o ISPS AND REGIONAL AND SPECIALIST PROVIDERS. As demand for Internet and bandwidth services grows in Europe, ISPs are increasingly requiring low-cost transmission and connection capabilities from wholesale carriers. Many ISPs do not own or operate their own transmission capacity. This category also includes application service providers, or ASPs.

         o OTHER NON-INCUMBENT CARRIERS. This category includes operators with international infrastructure, who select us to carry overflow traffic, to carry traffic to select, low-price destinations and to provide managed bandwidth services.

         o RESELLERS. This category includes switchless resellers, a group that has been rapidly growing in the United Kingdom and Germany in recent years. Resellers generally outsource their international and, from time to time, national long distance traffic. Switchless resellers do not have telecommunications infrastructure, but access retail markets through the infrastructure of others. The reseller category also includes satellite resellers, a group that is currently demanding a significant amount of low-cost Internet services.

         o INTERNET CONTENT PROVIDERS AND MEDIA COMPANIES. This category includes Internet-based content providers, media companies, cable networks and emerging broadband service providers looking to distribute their respective content in a cost-effective manner to their end users. Demand for distributing media-related content, such as audio and video streaming and other value-added services, is expected to grow significantly as broadband capabilities become available to the end user.

         o MULTI-NATIONAL CORPORATIONS. Increasingly, multi-national corporations are seeking wholesale voice, Internet and bandwidth services to reduce their costs or as a component of their own value-added services such as frame relay. Although we are not currently serving this customer category, we intend to target select multi-national corporations in the future.

         o CONSORTIA. A number of groups have formed buying consortia to pool traffic volume in order to obtain higher discounts from carriers. For example, a group of European multinational entities have combined to form the European VPN Users Association's Ventures Group to acquire voice services and currently split their traffic among incumbent telephone operators and incumbents' alliances. Although we are not currently serving this customer category, we intend to target buying consortia and will also seek to provide our services to research consortia. The research consortia represent an important part of the Internet market.

         Our customers are located primarily in Europe and the United States, with customers in Germany representing approximately 41% of our revenues for the year ended December 31, 1999. See Note 13 to our consolidated financial statements for more geographical financial information.

         We use a credit screening process to evaluate potential new customers. In performing our credit analysis, we rely primarily on internal assessments of our exposure, based on the costs of terminating international traffic in certain countries and the capacity requested by the proposed carrier or service provider, as well as references provided by the potential customer. We currently depend on a small number of significant customers for our revenues. For the year ended December 31, 1999, Mobilcom AG accounted for approximately 14% of our revenues and may continue to account for a significant portion of our revenues in the near term. Our agreement with Mobilcom employs usage-based pricing and does not provide for minimum volume commitments.

SALES

         As of December 31, 1999, we had an internal sales force focused on marketing voice, Internet and bandwidth and data center services to wholesale customers. We have sales representatives in Amsterdam, Berlin, Frankfurt, London, New York, Milan, Paris, Stockholm and Zurich. As of December 31, 1999 we had 40 sales representatives. The heads of these sales offices have extensive telecommunications-related marketing and sales experience, as well as strong customer relationships, in the geographic markets in which they are located. We intend to hire between approximately 40 and 50 additional sales executives as we increase the number of our offices and expand our existing sales efforts. In the first quarter of 2000, we anticipate opening sales offices in Vienna and Madrid. We will continue to seek personnel with a high degree of experience in and knowledge of the local telecommunications markets in which they will be working.

         Currently, our Frankfurt sales office functions as the regional head office generally covering German-speaking Europe (Austria, Germany and Switzerland) and Central and Eastern Europe; the Amsterdam sales office functions as the regional head sales office for the Benelux countries (Belgium, The Netherlands and Luxembourg); our Paris sales office functions as the regional head office for France; our New York sales office functions as the regional sales center for North America; our Stockholm sales office functions as the regional sales center for the Nordic region (Denmark, Finland, Norway and Sweden) and the Baltic region (Estonia, Latvia and Lithuania); our Milan sales office functions as the regional sales center for Italy; our London sales office functions as the regional head office for all English-speaking countries in Europe (United Kingdom and Ireland); and our Berlin sales office functions as the regional sales center for the Berlin vicinity and Poland. Customers who are not within a specific region are covered centrally by our Zurich headquarters sales office, which also co-ordinates servicing pan-European and global customers. During the year 2000, we expect that the new Madrid sales office will function as the sales center for the Iberian peninsula (Portugal and Spain) and that the new Vienna sales office will serve Austria, Hungary and the Czech Republic, Slovakia and the former Yugoslavia. We also anticipate establishing sales offices in Dusseldorf, Hamburg, Munich and Geneva to cover the regions around these cities, but we expect our regional strategy will permit us to keep operating costs down until traffic volumes in various other locations in Europe are large enough to justify establishing sales offices in those locations.

         We also have sales people specializing in Internet services who work out of the London, Frankfurt, Paris and Amsterdam sales offices. These Internet specialists focus on marketing to ISPs and other customers whose needs are primarily or exclusively Internet-oriented. They also work with other members of the sales force in marketing a package of voice and Internet services as required by customer demand.

         We provide each prospective or actual customer with personalized account management. Furthermore, in comparison to the mass retail market, the wholesale telecommunications market has a relatively small number of customers. We expect that this market characteristic will permit us to continue to provide personalized account management even as the number of our customers continues to grow.

PRICING

         Our agreements with our voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. Our Internet and bandwidth services are generally charged at a flat monthly rate, based on the line speed and level of performance made available to the customer. We offer usage-based Internet pricing only in combination with Internet transport contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet transport customers. Our agreements with our Internet transport customers are generally for a minimum term of twelve months, although we may seek minimum terms of two years or more for agreements providing for higher line speeds. Currently, our bandwidth services are also typically for an initial term of twelve months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future.

         Our services are priced competitively and we emphasize quality and customer support. The rates charged to customers are subject to change from time to time. We expect to experience declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic, in part as a result of increasing competition, and declining revenue per Mb for bandwidth in part as a result of advances in technology. We believe, however, that the impact on our results of operations from such price decreases will be at least partially offset by decreases in our cost of providing services and increases in our traffic volumes and the demand for bandwidth services. In addition, our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases.

COMPETITION

         The European telecommunications industry is highly competitive, and the liberalization it is currently undergoing is rendering it increasingly more so. The opening of the market to new telecommunications service providers, combined with technological advances that greatly augment the transmission capacity of circuits at a relatively small incremental cost, has resulted in significant reductions in retail and wholesale prices for transmission capacity. New networks are being built to provide significant additional capacity, creating further downward pressure on prices. While decreasing prices are fueling growing demand for bandwidth, they are also narrowing gross profit margins on long distance voice traffic. Except for value-added services for switchless resellers, basic voice carrier services are not highly differentiated, and switching carriers is not costly. Most voice customers can easily redirect their traffic to another carrier, and certain customers may do so on the basis of even small differences in price. Our ability to compete successfully in this environment will be highly dependent on our ability to generate high traffic volumes from our customers while keeping the costs of our services low. We believe that Internet customers will typically renew their contracts, if the quality of the service is consistently high, because it is costly and technically burdensome to switch carriers.

         In voice services, we have two main categories of competitors. The first is the group of large established carriers, consisting of incumbent telephone operators and affiliated companies, that offer a wide range of wholesale services in addition to their retail services. This group includes AT&T, British Telecommunications plc, Cable & Wireless Communications plc, Global One (a joint venture of Deutsche Telekom, France Telecom and Sprint Corp.), MCI WorldCom, Inc., Tele Danmark A/S, Teleglobe Inc. and Telecom Italia S.p.A. The second category comprises new entrants to the telecommunications market that provide wholesale services. This group includes Energis plc, Pacific Gateway Exchange, Inc., Viatel, Inc., RSL Communications Ltd., Interoute Telecommunications (UK) Ltd. and Storm Telecommunications Limited.

         In Internet services, our main competitors include UUNet, a subsidiary of MCI WorldCom, Ebone, Cable & Wireless, InfoNet and KPN Qwest N.V., all of which have an established customer base and either a significant European infrastructure or strong connectivity to the United States through various peering arrangements. Our main bandwidth competitors include KPN Qwest N.V., Global Telesystems, Inc., Global Crossing Ltd., Viatel, Inc., MCI WorldCom, Inc. and Level 3 Communications, Inc. There are currently several existing and potential operators with whom we will compete in providing data center services. These include KPN Qwest N.V., Global Crossing Ltd., Level 3 Communications, Inc., Telehouse Europe, Worldswitch, iaxis B.V. and our joint venture Hubco S.A.

         Many of our competitors are larger enterprises that have greater financial resources than we do, and accordingly may be able to deploy more extensive networks or may be better able to withstand pricing and other market pressures. In addition, incumbent telephone operators and their affiliates have additional competitive advantages, such as control of access to local networks, significant operational economies, large national networks and close ties with national regulatory authorities.

GOVERNMENT REGULATION

         The following discussion summarizes the material aspects of the regulatory frameworks in certain regions in which we currently operate or plan to operate in the near future. This discussion is intended to provide a general overview of the more relevant regulations and our current regulatory posture in the most significant jurisdictions in which we operate and expect to operate. It is not intended as a detailed description of the entire regulatory framework applicable to us.

         OVERVIEW

         Increasing regulatory liberalization in many countries' telecommunications markets now permits more flexibility in the way we can provide infrastructure and services to our customers. The recent steps of the European Union to implement full liberalization, as well as the World Trade Organization (the "WTO") Basic Telecom Agreement (the "WTO Agreement"), have significantly reduced most if not all regulatory barriers to entry in the markets in which we intend to operate. However, national regulatory frameworks within the European Union that are fully consistent with the policies and requirements of the European Union and the WTO have only recently been, or are still being, put in place in many member states.

         Various Directorates General ("DG") of the European Commission, including DG Information Society (previously DG XIII) and DG Competition (previously DG IV), have had an active role in overseeing the implementation of recently adopted European Union directives. These directorates have, on their own initiative or upon formal or informal complaint by interested parties, sought to ensure consistent implementation and interpretation of various key European Union directives, including in particular those relating to licensing and interconnection.

         The principal telecommunications operators in many European Union member states, including in particular the United Kingdom, the Netherlands and most Scandinavian countries, have generally accepted market liberalization and have acted accordingly in their dealings with new entrants. In other markets, we and other new entrants face less open and independent regulatory environments and hence have experienced more protracted and difficult procedures in obtaining licenses and negotiating interconnection agreements. We believe that the current overall regulatory climate in the European Union is favorable to development of new infrastructure and services by new entrants, and that potential restrictions on our operations will become less onerous as national regulatory frameworks within the European Union become more uniform and begin to converge with those in the countries with fully liberalized regulatory policies such as the United States. However, we are unable to predict with certainty the precise impact of regulatory requirements and restrictions on our implementation of our business strategy or on our financial performance.

         International value-added telecommunications services, such as the data center capabilities and value-added Internet services we intend to provide, are generally not regulated or only lightly regulated in the United States and Europe at the present time. The regulatory framework applicable to voice transported over Internet protocols is still developing. In addition to the telecommunications regulatory framework in Europe, a separate legal framework is evolving for electronic commerce. Recently established or pending rules and conventions on jurisdiction, consumer protection, and ISP liability for unlawful content, copyright infringement and defamation could directly and adversely impact our ISP and other of our Internet and bandwidth customers, which could indirectly impact our business. We cannot predict, however, whether the final forms of these or similar regulatory developments will affect us directly or indirectly, or the way in which they may do so.

         WTO AGREEMENT

         The regulation of the European Union telecommunications industry is subject to certain multilateral trade rules and regulations. Under the WTO Agreement, concluded on February 15, 1997, 69 countries comprising more than 90% of the global market for basic telecommunications services agreed to permit competition from foreign carriers and adopt regulatory measures designed to protect telecommunications providers against anticompetitive behavior by incumbent telephone operators. In addition, 59 of these countries have subscribed to specific pro-competitive regulatory principles.

         The WTO Agreement became effective on February 5, 1998 and for most signatory countries (including ten European Union member states) the commitments took effect on January 1, 1998. We believe that the WTO Agreement has increased and will continue to increase opportunities for us and our competitors. However, the precise scope and timing of the implementations of the WTO Agreement remain uncertain and there can be no assurance that the WTO Agreement will significantly expedite regulatory liberalization already underway in countries in which we operate.

         EUROPEAN UNION

         In an effort to promote competition and efficiency in the European Union telecommunications market, the European Commission and the European Council have in recent years issued a series of directives establishing basic principles for the liberalization of such market. The general framework for this liberalized environment has been set out in the European Commission's Services Directive, adopted in 1990, and its subsequent amendments, including the Full Competition Directive, adopted in March 1996. These directives require most European Union member states to permit competition in all telecommunications services, and had set January 1, 1998 as the date by which all restrictions on the provision of telecommunications services and telecommunications infrastructure were to be removed. These directives have been supplemented by various harmonizing directives, including primarily the Licensing Directive and the Interconnection Directive, adopted in 1997.

         The Licensing Directive established a common framework for the granting of authorizations and licenses related to telecommunications services. It permits European Union member states to establish different categories of authorizations for providers of infrastructure and services, but requires the overall scheme to be transparent and non-discriminatory. The Interconnection Directive requires European Union member states to remove restrictions preventing negotiation of interconnection agreements, ensure that interconnection requirements are non-discriminatory and transparent, and ensure adequate and efficient interconnection for public telecommunications networks and publicly available telecommunications services. It also requires that interconnection be cost-based and supported by a cost accounting system that telecommunications operators with significant market power are expected to put in place under the supervision of national regulatory agencies.

         In October 1997, the European Commission issued a consultative document supporting the implementation of long run incremental cost ("LRIC") principles as a basis for interconnection pricing. This document also sets forth interconnection pricing benchmarks reflecting current interconnection agreements in European Union member states. The European Commission has subsequently updated these benchmarks to take account of recently negotiated interconnection arrangements. It believes such benchmarks should be relied upon pending the adoption of accounting systems and interconnection rates based on LRIC principles. These guidelines have become an important reference point for determining interconnection rates in many countries.

         Several European Union member states have chosen to apply the provisions of the Interconnection Directive within their jurisdictions in such ways as to give more favorable treatment to infrastructure providers and network operators than to carriers and resellers that have made no infrastructure investment. Such distinctions must be objectively justified on the grounds of the type of interconnection provided or because of relevant licensing conditions. The Licensing Directive does not provide a clear definition of an infrastructure investment, and many European Union member states have adopted inconsistent approaches with respect to the level and type of infrastructure investment required to justify differences in interconnection charges. As an infrastructure provider in many countries, we have been able to benefit from lower interconnection rates than are applicable to many of our competitors. However, in countries where we cannot effectively build out our own network infrastructure, these rate differentials can work to our disadvantage. To the extent we do not have a point of presence in a country we serve, such as Ireland or Luxembourg, we will be forced to terminate traffic through refile or resale agreements with other carriers, resulting in higher costs.

         The European Commission has been regularly monitoring the implementation by European Union member states of its overall regulatory framework. On the basis of its most recent review, the Commission has indicated its commitment to ensuring more uniform and consistent steps to put this framework into practice. It has also concurrently announced its proposals for a comprehensive overhaul of the existing framework which is intended to simplify and consolidate existing directives related to licensing and interconnection.

         In particular, the European Commission has stated its intention to assess various ways of encouraging higher speed local access for Internet and other data services, including a requirement for unbundling components of incumbent telecommunications operators' local loops and steps to encourage the licensing of wireless local loops. We believe that such initiatives could stimulate demand for our Internet backbone and connection services. In addition, the Commission is proposing to examine other interconnection-related issues, such as the cost of terminating traffic on mobile systems and the availability for resale of the infrastructure and services of mobile operators, that might enable us to offer more cost effective and diverse services to our customers. We believe that the Commission's proposals to streamline and make more efficient current regulatory arrangements would have an overall beneficial impact on our business operations and enable us to become more responsive to our customers' needs. However, there can be no assurances as to the ultimate outcome of the Commission's review or its impact on our business operations.

         REGULATORY STATUS

         The following discussion summarizes our assessment of the regulatory situation in the major markets in which we expect to operate in the next several years.

UNITED KINGDOM. The Telecommunications Act 1984 provides a licensing and regulatory framework for telecommunications activities in the United Kingdom. The United Kingdom has already liberalized its market to meet or even exceed the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law.

         We have been granted an international simple voice services resale license and an international facilities license that allows us to own indefeasible rights of use and to lay cable for international services. The international facilities license has been converted into a national Public Telecommunications Operator (PTO) license through statutory instrument of the United Kingdom Department of Trade and Industry, which came into force on September 27, 1999. This national PTO license will allow us to provide any national or international service in the United Kingdom. We have obtained a switched access number which has been implemented with British Telecom. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in the United Kingdom.

         We currently have implemented interconnection agreements with Cable & Wireless and British Telecom. In addition, we have entered into interconnection agreements with other telecommunications operators in the United Kingdom to route traffic to locations not directly served by us.

         The current liberal regulatory climate in the United Kingdom has encouraged the rapid development of new operators that are available to interconnect with us or to be served by us as our customers. London, along with New York, has become one of the major international centers for refiling of traffic among international telecommunications service providers.

UNITED STATES. In June 1998, we obtained a Section 214 authorization to provide international telecommunications services to all locations around the world. We will be subject only to various reporting and filing obligations with respect to our current operations in the United States.

         Under the terms of recent Federal Communications Commission (the "FCC") orders relating to international settlement rates, the terms of our Section 214 authorization and the WTO Agreement, we will be expected to settle our international switched traffic at or below the level of the international rate benchmarks prescribed by the FCC. We would also have to obtain prior FCC approval to resell leased lines between the United States and any country in which we might operate with an affiliated carrier with market power. However, we do not expect that any current or currently anticipated FCC regulatory requirement would materially limit our commercial or operational flexibility.

         The FCC has taken an active role in opening competition on an international basis and has been involved in a longstanding effort to lower international accounting rates on a world-wide basis. Although the FCC has implemented the WTO Agreement and no longer bases its international licensing determinations specifically on whether international markets are open on a fully reciprocal and comparable basis to U.S. telecommunications operators, it continues to monitor competitive developments in international markets in order to assess whether any restrictive practices with respect to international service arrangements or rates might have an adverse or distorting impact on competition in the U.S. domestic telecommunications market. In addition, the FCC as well as various executive branch agencies of the U.S. government have taken an active posture with respect to the full implementation of market-opening commitments made in connection with the WTO Agreement, and have from time to time taken positions against potential restrictive regulatory practices by national regulators or operators in the European countries in which we intend to operate.

         We have experienced no difficulties in negotiating interconnection agreements with U.S.-based telecommunications operators. These arrangements permit us to extend our services into the U.S. domestic market as well as to terminate traffic worldwide. In addition, refiling arrangements available in the United States allow us to terminate traffic in European Union and other markets that are not directly served by our own infrastructure. Depending on market conditions, such arrangements represent a viable alternative to refiling through the United Kingdom or one of our other points of presence.

GERMANY. The German Telecommunications Act of July 25, 1996 provided for the liberalization of all telecommunications activities by January 1, 1998. The German Telecommunications Act has been complemented by several ordinances concerning, among other things, license fees, rate regulation, interconnection, universal service, frequencies and customer protection. The German telecommunications sector is currently overseen by a new Regulatory Authority for Telecommunications and Post that operates under the aegis of the Ministry of Economics and has taken over the regulatory responsibilities of the now disbanded Ministry of Post and Telecommunications.

         Under the German Telecommunications Act, licenses can be issued for different types of infrastructure as well as for the provision of services based on transmission lines provided by other service providers. We have been issued a nationwide Class 4 license for the provision of voice telephony services and a Class 3 infrastructure license to construct and operate fiber optic cables. We have obtained amendments to our infrastructure licenses to authorize the geographic extension of our network. We do not anticipate any difficulty in obtaining any further required amendments. We are in the process of filing another amendment to extend our license prior to putting our German network into service. However, we do not expect any problems or delays in obtaining any necessary regulatory approvals.

         On October 30, 1998, the German regulator ruled, in a case filed by us against Deutsche Telekom, that Deutsche Telekom had to interconnect with us at the two points of interconnect requested by us within three months after the ruling. This ruling was implemented by both parties and was based on a condition that we would install an additional 11 points of interconnection with Deutsche Telekom when we deploy our German network.

         We subsequently signed an interconnection agreement with Deutsche Telekom that adds ten points of interconnection to the 13 points that we have already arranged. Both parties are working to implement this interconnection agreement by the end of the first quarter of 2000. This agreement supersedes the German regulatory agency's decision to the extent it does not require us to install additional points of interconnection. However, if we do not install a point of interconnection in all of the 23 access areas in Germany, the amount of traffic that we may originate or terminate will be significantly limited in any access area in which we have not installed a point of interconnection. We do not currently anticipate any difficulties in installing points of interconnection in all 23 access areas.

         We are currently negotiating a new interconnection agreement with Deutsche Telecom. The interconnect tariffs as of January 1, 2000 have been approved by the German regulator. We do not expect any adverse effect on our business operations from the new interconnection tariffs and the new interconnection agreement. We have obtained a switched access number and have implemented it with Deutsche Telekom. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in Germany.

FRANCE. In July 1996, legislation was enacted providing for the liberalization of all telecommunications activities in France by January 1, 1998. The establishment and operation of public telecommunications networks and the provision of voice telephony services are subject to individual licenses granted by the Minister in charge of telecommunications, upon the recommendation of the Autorite de regulation des Telecommunications ("ART"), France's regulatory agency.

         We have received an L-33.1 license (governing public telecommunications network operators) and an L-34.1 license (governing voice telephony providers). The interconnection tariffs of France Telecom, which have been officially approved by the ART, provide substantially more favorable interconnection rates for public telecommunications network operators than for public voice telephony providers. Public telephony providers are charged interconnection rates that can be as much as 30% higher than rates charged to public telecommunications network operators. An L-34.1 license allows an operator to terminate traffic nationwide via interconnect only if it connects in all 18 interconnect regions, whereas an L-33.1 license allows an operator to terminate traffic nationwide via interconnect at only one point.

         We have recently implemented an interconnection agreement with France Telecom.

         In France, the ART implements an extra charge (on a cost per minute basis, regardless of whether the traffic originates in France) to finance the cost of a universal service fund. The total amount of this universal service fund was approximately $1.1 billion for 1998 and has been challenged by new entrants in the French market, who have filed a complaint with DG Competition. In response, the European Commission sent a reasoned opinion to the French Government regarding non-conformity of French legislation to European Community Directives regarding the telecommunication sector, in particular with respect to methods of calculation of the net costs of telecommunications universal service provision and contributions paid by telecommunications operators for its financing. We are unable to estimate at this time the impact of the proposed universal service program on our operating margins if fully implemented. We have obtained from the French regulator a switched access number. With this number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in France. We are in the process of filing an amendment to our L33.1 license prior to putting the French network into service in order to cover the expansion of this network. However, we do not expect any problems or delays in obtaining any necessary regulatory approvals.

BELGIUM. In December 1997, the Belgian Parliament provided for the full liberalization of the provision of telecommunications services. The Telecommunications Act and secondary legislation have now been fully implemented.

         Under the current licensing scheme, applicants for a telecommunications network operator license such as us must agree to make a minimum amount of infrastructure investment or install a minimum amount of fiber capacity within three years, as well as make a contribution to the advancement of technological processes by investing an amount equal to 1% of net revenues to fund research and development activities. We have been granted approval of our application to become a network operator from the Belgian national regulator, the Belgian Institute for Postal Services and Telecommunications ("BIPT"). We plan to deploy dark fiber in Belgium, and have been granted an infrastructure license for this purpose. We will also be required to obtain a voice services license in order to serve switchless resellers and end users directly. We expect to submit this application early in the year 2000 and do not anticipate any significant delay in obtaining regulatory approval.

         We have implemented an interconnection agreement with Belgacom S.A., Belgium's incumbent telephone operator.

         The Belgian telecommunications law also provides for the establishment of a universal service fund, to be managed by BIPT, according to which operators would be required to contribute in proportion to their revenues derived from the Belgian market. The fund has not yet been activated. We are unable to estimate at this time the impact of any potential universal service payments on the overall cost of terminating our customers' calls in Belgium.

ITALY. In 1997, the Italian authorities enacted a legislative framework for the full liberalization of telecommunications services by January 1, 1998. This framework has been fully implemented. We have obtained both infrastructure and public voice licenses. In contrast with the other major markets in which we operate, the Italian authorities require general authorization to provide Internet services, which we have also obtained.

         In July 1999, Telecom Italia published its Reference Interconnect Offer (the "RIO"). The RIO provides for nationwide origination and termination, even through one single point of interconnect with the incumbent's network, and has brought interconnection rates down to a level much closer to the European Union benchmarks for "best practices." We have implemented an interconnection agreement with Telecom Italia.

         We have obtained a switched access number which is implemented with Telecom Italia. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in Italy.

         In Italy, providers of network infrastructure and switched voice services, as well as national mobile operators, may be required to contribute to a universal service fund. Such a requirement has not yet taken effect and will only be implemented if Telecom Italia can demonstrate, on the basis of audited reports, that its universal service obligations impose on it net losses. Even in these circumstances, the Italian regulator may exempt new entrants from an obligation to contribute to such a universal service fund. The Italian competition agency may recommend such an exemption scheme to the Italian regulator. However, we cannot assess at this time any possible impact of any such universal service obligations on our operating margins.

THE NETHERLANDS. The Netherlands liberalized voice telephony in July 1997. Legislation to implement the requirements of the Full Competition Directive has been enacted.

         We have obtained the necessary authorizations to provide both services and infrastructure in The Netherlands.

         We have implemented an interconnection agreement with KPN Telecom and we have obtained a switched access number from the Dutch regulator. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in the Netherlands.

         SWITZERLAND. A new Telecommunications Act went into effect on January 1, 1998, together with ordinances containing more detailed regulations covering telecommunications services, frequency management, numbering, terminal equipment and license fees. The Telecommunications Act provides for liberalization of the Swiss telecommunication market as of January 1, 1998.

         We have obtained the necessary authorization to provide voice services in Switzerland. We do not currently have authorization to provide infrastructure in Switzerland but we will apply for a license if we decide to build infrastructure in Switzerland. In that event, we do not expect any difficulty or delay in obtaining the necessary approvals. Although Switzerland is not a member of the European Union and accordingly European Union directives do not apply, the Swiss regulatory agency, Ofcom, generally follows European Union policies and directives. Switzerland is a party to the WTO Agreement as well, and we expect that the national regulatory body will follow the general principles and policies embedded in the WTO Agreement.

         We signed an interconnection agreement with Swisscom which has been implemented, and we have obtained a switched access number which has been implemented by Swisscom. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in Switzerland.

         AUSTRIA. A new Telecommunications Act came into effect on January, 1, 1998, together with ordinances providing more detailed regulations on telecommunications services, interconnection and numbering. We obtained the necessary licenses in Austria necessary to provide voice services and to operate our own infrastructure.

         The interconnection rules provide for cost-based interconnection rates for every licenseholder, without distinction between infrastructure owners and resellers. We have implemented an interconnection agreement with Telekom Austria, the Austrian incumbent telephone operator. We have also obtained a switched access number from the Austrian regulator which has been implemented by Telekom Austria.

         Telekom Austria has recently proposed interconnection arrangements that are generally similarly structured to those provided by Deutsche Telekom in Germany. It has indicated an intention to limit the amount of traffic that may be originated or terminated in any of the eight access areas in which a carrier interconnecting with its network does not have a point of interconnection. There can be no assurance concerning the impact of any such restrictions on our operations in Austria in the event that Telekom Austria's proposals are implemented.

         We believe that the restrictions proposed by Telekom Austria are violating Austrian regulation as well as provisions of various relevant European Union Directives. We may challenge Telekom Austria's restrictions in the future. However, any process initiated by us against Telekom Austria's practices with the Austrian regulator or the European Commission might well be costly and time consuming, and we are unable to predict with certainty the timing and outcome of such proceedings.

SPAIN. The Spanish government implemented the full liberalization of public switched telephone services on December 1, 1998. Prior to full liberalization, a second telecommunications operator was authorized to compete with Telefonica de Espana, S.A., and a third national voice telephony license was granted in May 1998. Cable television operators have been granted licenses to provide voice telephony services. As of the end of 1999, numerous individual licenses for the provision of telecommunications services to third parties or for the operation of public telecommunications networks have been granted by the Spanish regulator. In addition, a third license for a mobile telecommunications operator was granted in June 1998. We expect to be able to provide services on a wholesale basis to these newly authorized operators.

         We have filed an application to provide infrastructure and voice and Internet services in Spain in early 2000. In addition, we have filed for a carrier's carrier registration. As in the case of Italy, and unlike the other major markets in which we operate, the Spanish authorities require specific authorization to provide Internet services. We will need a license and an interconnection agreement when we plan to install a point of presence in Spain in mid 2000. We are not currently subject to access deficit contributions or contributions to universal service obligations, but such obligations might be imposed in the future by regulatory authorities.

SWEDEN, DENMARK, FINLAND, NORWAY, AND IRELAND. We are offering services in Sweden and are planning to provide services in a number of countries including Denmark, Finland, Norway, and Ireland which have adopted a liberal approach to authorizing new service providers.

         In Norway, new service providers must register with the national regulator, and in Finland and Sweden, a similar notification procedure is required to authorize new service providers. In Denmark, services and infrastructure can be provided by new entrants on the basis of a class license requiring no registration, notification, or prior approval procedures involving the national regulator. We have complied with the applicable procedures in each of these countries.

         We have implemented an interconnection agreement with Tele Danmark in Denmark and with Telia in Sweden. We have obtained switched access numbers in both Sweden and Denmark, which are implemented by Telia and Tele Danmark. We have opened discussions with the main national operators in Finland and Norway and we expect that interconnection arrangements will be implemented when our points of presence become operational in these countries. We have obtained a switched access number in Finland and in Norway.

         Any new service provider must obtain a license to provide services in Ireland. We have received such a license. We expect that an interconnection agreement with Telecom Eireann will be implemented when our point of presence in Dublin is operational. We have also received a switched access number in Ireland.

OTHER COUNTRIES. We will also be able to provide service through direct operating agreements with correspondent telecommunications operators in countries where we have not been directly authorized to provide services. As a consequence of our having obtained the status of a recognized operator agency under the rules of the International Telecommunications Union, we will negotiate such correspondent agreements with foreign telecommunications operators in circumstances where such agreements will result in lower termination costs than might be possible through refile arrangements. See "-Network-Existing and Planned Traffic Termination Agreements."

EMPLOYEES

         As of December 31, 1999, we employed 137 people. Our employees represent fifteen different nationalities in total. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees are good.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES

         Carrier1 International is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg. Carrier1 International is a holding company that conducts its operations primarily through other European companies. In addition, certain members of our board, all of our executive officers and certain of the experts named in this report are residents of countries other than the United States. A substantial portion of our assets and the assets of such non-resident persons are located outside the United States. As a result, it may not be possible for investors to:

         o effect service of process within the United States upon us or such persons; or

         o enforce against us or such persons in U.S. courts judgments obtained in U.S. courts predicated upon civil liability provisions of the federal securities laws of the United States.

         There is doubt as to whether the courts of Luxembourg would recognize jurisdiction of the U.S. courts in respect of judgments obtained in U.S. courts in actions against us or such directors and officers, as well as certain of the experts named in this report, and as to whether Luxembourg courts would enforce judgments of

U.S. courts predicated upon the civil liability provisions of the U.S. federal or state securities laws. There is also doubt as to whether Luxembourg courts would admit original actions brought under the U.S. securities laws. In addition, certain remedies available under the U.S. federal or state laws may not be admitted or enforced by Luxembourg courts on the basis of being contrary to Luxembourg's public policy. We cannot assure investors that they will be able to enforce any judgment against us, certain members of our board, our executive officers or certain of the experts named in this report, including judgments under the U.S. securities laws.


                                  RISK FACTORS

         IF ANY OF THE FOLLOWING EVENTS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED, AND THE TRADING PRICE OF OUR SHARES, ADSS AND OTHER SECURITIES COULD DECLINE. IN THAT EVENT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE.

         We formed our business in March 1998, and we commenced commercial operations on September 1, 1998. Accordingly, you have limited historical operating and financial information on which to base your evaluation of our performance.

WE EXPECT TO EXPERIENCE NET LOSSES AND NEGATIVE CASH FLOW.

         Our continued business development and network deployment will require that we incur substantial capital expenditures. In general, we expect to incur net losses and negative cash flow from operating activities through at least 2002. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors, many of which are beyond our control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." We cannot assure you that we will achieve profitability or positive cash flow.

IF WE ARE UNABLE TO IMPROVE AND ADAPT OUR OPERATIONS AND SYSTEMS AS WE GROW, WE COULD LOSE CUSTOMERS AND REVENUES.

         We expect our business to continue to grow rapidly, which may significantly strain our customer support, sales and marketing, accounting and administrative resources, network operation and management and billing systems. Such a strain on our operational and administrative capabilities could adversely affect the quality of our services and our ability to collect revenues. To manage our growth effectively, we will have to further enhance the efficiency of our operational support and other back office systems and procedures, and of our financial systems and controls. We will also have to expand and train our employee base to handle the increased volume and complexities of our business. We cannot assure that we will maintain adequate internal operating, administrative and financial systems, procedures and controls, or obtain, train and adequately manage sufficient personnel to keep pace with our growth.

         In addition, if we fail to project traffic volume and routing preferences correctly, or to determine the optimal means of expanding the network, we could lose customers, make inefficient use of the network, and have higher costs and lower profit margins.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         At least initially, our revenues are dependent upon a relatively small number of significant customers and contracts. The loss or addition of one or more of these customers or contracts could cause significant fluctuations in our financial performance. In addition, the significant expenses resulting from the expansion of our network and services are likely to lead to operating results that vary significantly from quarter to quarter.

OUR ABILITY TO GENERATE CASH TO SERVICE OUR SUBSTANTIAL CAPITAL NEEDS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

         We will require significant capital to fund our capital expenditures and working capital needs, as well as our debt service requirements and cash flow deficits.

         We expect to incur significant capital expenditures in connection with the expansion of our network. The actual amounts and timing of our future capital requirements may vary significantly from our estimates. The demand for our services, regulatory developments and the competitive environment of the telecommunications industry could cause our capital needs to exceed our current expectations. In that case, we may need to seek additional capital sooner than we expect, and such additional financing may not be available on acceptable terms or at all. Moreover, our substantial existing indebtedness and any additional indebtedness we may incur may adversely affect our ability to raise additional funds. A lack of financing may require us to delay or abandon plans for deploying parts of our network, which in turn could increase our costs and hinder our ability to swap or sell transmission capacity to other telecommunications entities.

OUR SUBSTANTIAL INDEBTEDNESS AND OUR ABILITY TO INCUR MORE INDEBTEDNESS COULD PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR EXISTING DEBT OBLIGATIONS.

         We have significant indebtedness. The following table shows certain important credit statistics at December 31, 1999 and as adjusted to give effect to our initial public offering and the prepayment of certain indebtedness from the proceeds of the offering.

                                                                   DECEMBER 31, 1999
                                                              -----------------------------
                                                                  ACTUAL      AS ADJUSTED
                                                              -------------  --------------
                                                              (IN THOUSANDS) (IN THOUSANDS)
Total long-term debt .........................................   $ 337,756     $ 262,753
Shareholders' equity .........................................     (34,509)      582,398
Total long-term debt as a percentage of total capitalization .         111%           31%

         Our deficiency of earnings to fixed charges for the year ended December 31, 1999 was approximately $90.0 million.

         Our debt instruments limit, but do not prohibit, us from incurring more indebtedness. Moreover, our debt instruments permit us to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets.

         If we cannot generate sufficient cash flow from operations to meet our debt service requirements, we may be required to refinance our indebtedness. Our ability to obtain such financing will depend on our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices. In addition, we could default on our debt obligations.

OUR DEBT AGREEMENTS IMPOSE OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES.

         Our existing debt agreements impose significant operating and financial restrictions on us. The terms of any other financings we may obtain may do so as well. These restrictions may substantially limit or prohibit us from taking various actions, including incurring additional debt, making investments, paying dividends to our shareholders, creating liens, selling assets, engaging in mergers, consolidations or other business combinations, repurchasing or redeeming our shares, or otherwise capitalizing on business opportunities. Failure to comply with the covenants and restrictions in our indentures or other financing agreements could trigger defaults under such agreements even if we are able to pay our debt.

         In addition, the indentures governing our 13 1/4% senior notes provide that upon a "change of control," each note holder will have the right to require us to purchase all or a portion of the holder's notes at a purchase price of 101% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date. We may be unable to incur the additional indebtedness or otherwise obtain the additional funds necessary to satisfy that obligation, which could have a material adverse effect on us. This provision could also delay, deter or prevent a change of control transaction.

IF WE ARE UNABLE TO EXTEND OUR NETWORK IN THE MANNER WE HAVE PLANNED, OUR OPERATING REVENUES OR GROSS MARGINS COULD BE ADVERSELY AFFECTED.

         Our success will depend on our ability to continue to deploy our network on a timely basis. A number of factors could hinder the deployment of our network. These factors include cost overruns, the unavailability of additional capital, strikes, shortages, delays in obtaining governmental or other third-party approvals, other construction delays, natural disasters and other casualties, delays in the deployment or delivery of network capacity of others that we have arranged to acquire, and other events that we cannot foresee. We have recently experienced some construction delays in connection with the planned completion of our Amsterdam network, and some cost overruns and construction delays in connection with the planned completion of portions of our German network.

         Delays in the continued deployment of our network could:

         o        limit the geographic scope of our services,

         o        prevent us from providing services on a cost-effective basis,

         o reduce the number of customers we can attract and the volume of traffic we carry,

         o force us to rely more heavily on refiling or reselling for terminating our voice traffic, increasing termination costs and making our quality control more difficult, and

         o affect our ability to obtain lower cost capacity on other networks by swapping excess capacity or cause us to incur penalties for untimely delivery of promised capacity or could result in termination of our swaps. One swap party has provided such a termination notice, although we believe the notice is not valid and we are working to reach a satisfactory resolution of the matter.

         Any one of these results could prevent us from increasing our operating revenues or could adversely impact gross margins.

EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE AND THE DEMAND FOR BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS SUBSTANTIALLY AS WE EXPECT, WHICH WOULD LIMIT DEMAND FOR OUR SERVICES AND LIMIT OUR ABILITY TO INCREASE OUR REVENUES.

         Our business plan assumes that European use of the Internet, electronic commerce and other bandwidth intensive applications will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of bandwidth intensive applications in Europe does not increase as anticipated, demand for some of our services, including our Internet and bandwidth services will be lower than we currently anticipate and our ability to generate revenues will be adversely affected. We cannot assure you that demand for our services will grow in accordance with our expectations. Reduced demand for our services will have a negative effect on our business.

WE HAVE NO CONTROL OVER THIRD PARTIES ON WHOM WE RELY FOR THE OPERATION OR MAINTENANCE OF PORTIONS OF OUR NETWORK, AND IF THEY OR THEIR FACILITIES DO NOT PERFORM OR FUNCTION ADEQUATELY, OUR NETWORK MAY BE IMPAIRED.

         Our success is dependent on the technical operation of our network and on the management of traffic volumes and route selections over the network. We depend on parties from whom we have leased or acquired a right to use transmission capacity for maintenance of certain of the network's circuits. Shortfalls in maintenance by any of these parties could lead to transmission failure. Our network is also subject to other risks outside our control, such as the risk of damage from fire, power loss, natural disasters and general transmission failures caused by these or other factors.

WE DEPEND ON OUR HIGHLY TRAINED EXECUTIVE OFFICERS AND EMPLOYEES. ANY DIFFICULTY IN RETAINING OUR CURRENT EMPLOYEES OR IN HIRING NEW EMPLOYEES WOULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

         Our operations are managed by a small number of key executive officers, including our Chief Executive Officer, Stig Johansson. In addition, our business functions are managed by a relatively small number of key employees. The loss of any of these individuals could have a material adverse effect on us. Our success depends on our ability to continue to attract, recruit and retain sufficient qualified personnel as we grow. Competition for qualified personnel in Europe is intense, and there is generally a limited number of persons with the requisite experience in the sectors in which we operate. We cannot assure you that we will be able to retain senior management, integrate new managers or recruit qualified personnel in the future.

A FAILURE TO ENTER INTO OR MAINTAIN ADEQUATE INTERCONNECTION AND PEERING ARRANGEMENTS COULD CAUSE US TO INCUR HIGHER TERMINATION COSTS THAN COMPETITORS WHO HAVE SUCH ARRANGEMENTS.

         One of the most cost-effective ways for a wholesale carrier to achieve voice termination in a country in which it has a point of presence is to negotiate an interconnection agreement with the national incumbent telephone operator. Failure to maintain adequate interconnection arrangements would cause us to incur high voice termination costs, which could have a material adverse effect on our ability to compete with carriers that have a more effective system of interconnection agreements for the countries in which they operate.

         Our ability to maintain arrangements for the free exchange of data with European and United States ISPs that have traffic volumes roughly equivalent to ours will also affect our costs. To the extent we do not maintain these peering arrangements, we are required to pay a transit fee in order to exchange Internet traffic. Our inability to maintain sufficient peering arrangements would keep our Internet termination costs high and could limit our ability to compete effectively with other European Internet backbone providers that have lower transit costs than we do.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Operations-Cost of Services."

IF WE LOST ONE OR MORE OF OUR GOVERNMENT LICENSES OR BECAME SUBJECT TO MORE ONEROUS GOVERNMENT REGULATIONS, WE COULD BE ADVERSELY AFFECTED.

         We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation, differ significantly among those jurisdictions. Future regulatory, judicial and legislative changes may have a material adverse effect on the operation of our business.

         National regulatory frameworks that are fully consistent with the policies and requirements of the European Commission and the World Trade Organization have only recently been, or are still being, put in place in many European Union member states. These nations are still providing for and adapting to a liberalized telecommunications market. As a result, in these markets, we and other new entrants may encounter more protracted and difficult procedures to obtain licenses and negotiate interconnection agreements.

         Our operations are dependent on licenses that we acquire from governmental authorities in each jurisdiction in which we operate. These licenses generally contain clauses pursuant to which we may be fined or our license may be revoked in certain circumstances. Such revocation may be on short notice, at times as short as 30 days' written notice to us. The revocation of any of our licenses may cause us to lose favorable interconnection rates or, in some cases, force us to stop operating in the relevant country.

THE ADOPTION OR MODIFICATION OF LAWS OR REGULATIONS RELATING TO THE INTERNET COULD ADVERSELY AFFECT OUR BUSINESS.

         The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The European Union has recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

         The European telecommunications market is highly competitive, and liberalization is rendering it increasingly more so. The opening of the market to new service providers, combined with technological advances, has resulted in significant reductions in retail and wholesale prices for voice services. We expect prices to continue to decline. Decreasing prices are also narrowing gross profit margins on long distance voice traffic. Our ability to compete successfully in this environment will significantly depend on our ability to generate high traffic volumes from our customers while keeping our costs of services low and to effectively bundle and cross-sell the services we offer to our customers. We cannot assure that we will be able to do so.

         We expect price decreases in the European Internet market over the next few years as competition increases. We cannot assure that Internet service prices will not decline more quickly than our Internet transmission or termination costs, which could have a material adverse effect on our gross profit margins.

         As a result of the construction of European fiber optic networks by our competitors, the price of wholesale bandwidth capacity is declining rapidly. The decline in market prices has lowered the price at which we are able to sell our voice and Internet and bandwidth products, including dark fiber, that is, fiber that has been laid but not "lit" with transmission electronics. We also expect technological advances that greatly increase the capacity of fiber optic cable to exacerbate downward price pressure.

         Other competitive factors include the following:

         o Certain voice customers may redirect their traffic to another carrier on the basis of even small differences in price.

         o Wholesale carriers that have a more developed network than ours may lower prices so as to increase volume and maximize utilization rates.

         See "-Competition."

OUR COMPETITORS MAY HAVE MORE EXPERIENCE, SUPERIOR OPERATIONAL ECONOMIES OR GREATER RESOURCES, PLACING US AT A COST AND PRICE DISADVANTAGE.

         We compete with a number of incumbent telephone operators, who generally control access to local networks and have significant operational economies, including large national networks and existing operating agreements with other incumbents. Moreover, national regulatory authorities have, in some instances, shown reluctance to adopt policies that would result in increased competition for the local incumbent. In addition, incumbents may be more likely to provide transmission capacity on favorable terms and direct excess traffic to their related carriers than to us.

         In Internet transport services, our main competitors have an established customer base and either a significant infrastructure or strong connectivity to the United States through various peering arrangements. We believe that, if the quality of the service is consistently high, Internet transport and data center customers will typically renew their contracts because it is costly and technically burdensome to switch providers, which could impede our ability to attract new customers.

         Although we believe that there has been and is currently strong demand for data centers in the European market, there are numerous new entrants with which we compete in specific markets. Many of our competitors have been established providers of data center services in Europe for longer than we have. There can be no assurance that new entrants like us will be able to effectively compete.

         We also compete with companies that are building European networks to the extent these companies offer wholesale services. Some of these companies have more experience operating a network than our company does. We may not be able to deploy a European network as quickly or run it as efficiently as some or all of these competitors, which could impair our ability to compete with them.

         Many of our competitors have greater financial resources and would be in a better position than we would be to withstand the adverse effect on gross profit margins caused by price decreases, particularly those competitors that own more infrastructure and thus may enjoy a lower cost base than we do. Unless and until we are able to reduce our cost base, we may not be able to compete on the basis of price if market prices are reduced below a certain level. Inability to price services competitively may in turn cause us to lose customers.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT COST-EFFECTIVE TRANSMISSION CAPACITY, WHICH COULD DELAY OUR ABILITY TO PENETRATE CERTAIN MARKETS OR CARRY A HIGHER VOLUME OF TRAFFIC IN MARKETS IN WHICH WE ALREADY OPERATE.

         We lease or have purchased rights to use transmission capacity from others, and we have swapped capacity on our own German network for transmission capacity on other carriers' networks. We therefore currently depend on other parties for much of our transmission capacity. We cannot assure that we will always be able to obtain capacity where and when we need it at an acceptable price or at all. Any failure to obtain such capacity could delay our ability to penetrate certain markets or to carry a higher volume of traffic in the markets in which we already operate. Furthermore, to the extent some of our capacity suppliers begin to compete with us in the provision of wholesale telecommunications services, those suppliers may no longer be willing to provide us with capacity.

         Until our owned network is fully operational, we will need to continue to lease capacity. We will therefore, in the short term, continue to have transmission costs that are higher than our target cost levels and higher than the costs of our competitors who own transmission infrastructure. We cannot assure that the cost of obtaining capacity will decrease. In addition, if our owned network is not completed on a timely basis, we will need to rely on leased lines to a greater extent than currently anticipated. If we cannot purchase additional capacity at our target costs for additional needs we may have in the future, we may have to seek to meet those needs by building additional capacity, for which we would need to incur additional capital expenditures. It is also possible that additional capacity would not be available for purchase at the time that we need it.

IF ESTIMATES WE HAVE MADE ARE NOT CORRECT, WE MAY HAVE TOO MUCH OR TOO LITTLE CAPACITY.

         We rely on other carriers to provide certain voice termination services. Negotiation of refile or resale agreements with such carriers involves making estimates of the future calling patterns and traffic levels of our customers. Underestimation of traffic levels or failure to estimate calling patterns correctly could lead to:

         o a shortage of capacity, requiring us to either lease more capacity or reroute calls to other carriers at a higher termination cost,

         o higher termination costs, as we may have to use additional, higher priced, refilers or resellers, and

         o a possibly lower quality of service, as we may not be carrying the traffic over our own network.

         Our leased capacity costs are fixed monthly payments based on the capacity made available to us. If our traffic volumes decrease, or do not grow as expected, the resulting idle capacity will increase our per unit costs.

WE MAY HAVE DIFFICULTY ENHANCING OUR SOPHISTICATED BILLING, CUSTOMER AND INFORMATION SYSTEMS. ANY SUCH DIFFICULTIES COULD DELAY OR DISRUPT OUR ABILITY TO SERVICE OR BILL OUR CUSTOMERS.

         Sophisticated information systems are vital to our growth and our ability to:

         o        manage and monitor traffic along our network,

         o        track service provisioning, traffic faults and repairs,

         o        effect least cost routing,

         o        achieve operating efficiencies,

         o        monitor costs,

         o        bill and receive payments from customers, and

         o        reduce credit exposure.

         The billing and information systems we have acquired will require enhancements and ongoing investments, particularly as traffic volume increases. We may encounter difficulties in enhancing our systems or integrating new technology into our systems in a timely and cost-effective manner. Such difficulties could have a material adverse effect on our ability to operate efficiently and to provide adequate customer service.

RAPID CHANGE IN OUR INDUSTRY COULD REQUIRE US TO EXPEND SUBSTANTIAL COSTS TO IMPLEMENT NEW TECHNOLOGIES. WE COULD LOSE CUSTOMERS IF OUR COMPETITORS IMPLEMENT NEW TECHNOLOGIES BEFORE WE DO.

         The European telecommunications industry is changing rapidly due to, among other things:

         o        market liberalization,

         o        significant technological advancements,

         o introductions of new products and services utilizing new technologies,

         o        increased availability of transmission capacity,

         o        expansion of telecommunications infrastructure, and

         o        increased use of the Internet for voice and data transmission.

         If the growth we anticipate in the demand for telecommunications services were not to occur or we were precluded from servicing this demand, we might not be able to generate sufficient revenues in the next few years to fund our working capital requirements.

         To compete effectively, we must anticipate and adapt to rapid technological changes and offer, on a timely basis, competitively priced services that meet evolving industry standards and customer preferences. We may choose new technologies that prove to be inadequate or incompatible with technologies of our customers, providers of transmission capacity or other carriers. As new technologies develop, we may be forced to implement such new technologies at substantial cost to remain competitive. In addition, competitors may implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services and superior quality compared to those we provide. Such a development could have a material adverse effect on our ability to compete, particularly because we seek to distinguish ourselves on the basis of the quality of our services.

WHOLESALE CUSTOMERS THAT ARE PRICE SENSITIVE MAY DIVERT THEIR TRAFFIC TO ANOTHER CARRIER BASED ON SMALL PRICE CHANGES, RESULTING IN FLUCTUATIONS OR LOSS IN OUR REVENUE.

         Voice customers often maintain relationships with a number of telecommunications providers, and our contracts with our wholesale voice customers generally do not impose on customers minimum usage requirements. Furthermore, basic voice services are not highly differentiated. As a result, most customers are price sensitive and certain customers may divert their traffic to another carrier based solely on small price changes. These diversions can result in large and abrupt fluctuations in revenues. Similarly, while we seek to provide a higher quality of bandwidth service than our competitors, there is somewhat limited scope for differentiation. There can be no assurance that small variations between our prices and those of other carriers will not cause our customers to divert their traffic or choose other carriers.

         Our contracts with our wholesale customers require us to carry their voice traffic at a contractually fixed price per minute that can only be changed upon seven or thirty days' notice. Similarly, we have contracted with some Internet customers to carry their Internet traffic at a fixed monthly rate that can only be changed upon six or twelve months' notice. If we were forced to carry voice or Internet traffic over a higher-cost route due to capacity and quality constraints, our gross profit margins would be reduced.

WE RELY ON A SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ANY SINGLE CUSTOMER COULD THEREFORE HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

         We currently depend on a small number of significant customers for our revenues. In the year ended December 31, 1999, for example, one customer accounted for approximately 14% of our revenue. The loss of any single customer could therefore have a material adverse effect on us. In addition, certain wholesale customers may be unprofitable or only marginally profitable, resulting in a higher risk of delinquency or nonpayment. Recently, the Internet services industry has experienced increased merger and consolidation activity among ISPs and Internet backbone providers. The consolidation of ISPs may reduce the customer base for our Internet services.

WE WILL ENGAGE IN JOINT VENTURES, WHICH ARE ACCOMPANIED BY INHERENT RISKS.

         We are constructing the German network with Viatel and Metromedia. We are investing in data center facilities through a joint venture. We may enter into future joint ventures with other companies. All joint ventures are accompanied by risks. These risks include:

         o        the lack of complete control over the relevant project,

         o        diversion of our resources and management time,

         o inconsistent economic, business or legal interests or objectives among joint venture partners,

         o the possibility that a joint venture partner will default in connection with a capital contribution or other obligation, thereby forcing us to fulfill such obligation, and

         o difficulty maintaining uniform standards, controls, procedures and policies.

THE COSTS AND DIFFICULTIES OF ACQUIRING AND INTEGRATING BUSINESSES OR ENGAGING IN OTHER STRATEGIC TRANSACTIONS COULD IMPEDE OUR FUTURE GROWTH AND ADVERSELY AFFECT OUR COMPETITIVENESS.

         We intend to evaluate, and may enter into, acquisition or other strategic transactions in order to expand our business or enhance our product portfolio. We may acquire interests in businesses in countries in which we do not currently operate. Any such acquisitions or other strategic transactions may expose us to the following risks:

         o the difficulty of identifying appropriate strategic transaction candidates in the countries in which we do business or intend to do business,

         o the difficulty of assimilating the operations and personnel of the acquired entities,

         o the potential disruption to our ongoing business caused by senior management's focus on the strategic transactions,

         o our failure to successfully incorporate licensed or acquired technology into our network and product offerings,

         o the failure to maintain uniform standards, controls, procedures and policies, and

         o the impairment of relationships with employees and customers as a result of changes in management and ownership.

         We cannot assure that we would be successful in overcoming these risks, and our failure to overcome these risks could have a negative effect on our business. Additionally, in connection with an acquisition, we will generally record goodwill that must be amortized and which would reduce our earnings per share.

         In addition, in connection with the listing of common shares of our capital on the Neuer Markt segment of the Frankfurt Stock Exchange, we are required to agree to comply with the German take-over code.

Our compliance with the German take-over code could have the effect of delaying or preventing a tender offer or takeover. If we intend to merge with or acquire a publicly-traded German stock corporation, we must comply with notice, disclosure and other regulatory requirements.

WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH OTHER HOLDERS OF OUR SECURITIES.

         Funds managed by Providence Equity Partners Inc. alone, and funds managed by Providence and funds managed by Primus Venture Partners Inc. together, indirectly control us. Such ownership may present conflicts of interest between the Providence or Primus funds and us. They may pursue or cause us to pursue transactions that could enhance their controlling interest, or permit them to realize upon their investment, in a manner that is not in the interests of minority shareholders.

         Providence and Primus, or their affiliates, currently have significant investments in other telecommunications companies, and may in the future invest in other entities engaged in the telecommunications business, some of which may compete with us. Providence and Primus are under no obligation to bring us any investment or business opportunities of which they are aware, even if opportunities are within our objectives. Conflicts may also arise in the negotiation or enforcement of arrangements we may enter into with entities in which Providence or Primus, or their affiliates, have an interest.

THE INTERNATIONAL SCOPE OF OUR OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         We may face certain risks because we conduct an international business including:

         o regulatory restrictions or prohibitions on the provision of our services,

         o        tariffs and other trade barriers,

         o        longer payment cycles,

         o        problems in collecting accounts receivable,

         o        political risks, and

         o potentially adverse tax consequences of operating in multiple jurisdictions.

         In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us.

         We are exposed to fluctuations in foreign currencies, as our revenues, costs, assets and liabilities are denominated in multiple local currencies. Our payment obligations on our debt are denominated in U.S. dollars and euros, but our revenues are denominated in other currencies as well. Any appreciation in the value of the U.S. dollar or the euro relative to such other currencies could decrease our revenues, increase our debt and interest payments and, therefore, materially adversely affect our operating margins. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult.

CONVERSION TO THE EURO MAY RESULT IN INCREASED COSTS AND POSSIBLE ACCOUNTING, BILLING AND LOGISTICAL DIFFICULTIES IN OPERATING OUR BUSINESS.

         From January 1, 1999, until January 1, 2002, the euro will exist in electronic form only and the participating countries' individual currencies will persist in tangible form as legal tender. During the transition period, everyone must manage transactions in both the euro and the participating countries' respective individual currencies. While we believe that our systems have not been and will not be adversely impacted by the introduction of the euro, there can be no assurance that we will not incur increased operational costs or have to modify or upgrade our information systems in order to respond to possible accounting, billing and other logistical problems resulting from the conversion to the euro. In addition, there can be no assurance that our third-party suppliers and customers will be able to successfully implement the necessary protocols.

WE MAY BE ADVERSELY AFFECTED BY YEAR 2000 ISSUES.

         Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or a major system failure. We cannot assure that all our systems will continue to function adequately although as of March 23, 2000, we have not experienced any sigificant problems or failures and we do not expect to experience any in the future. A failure of our computer systems or other systems could have a material adverse effect on us. Any failure of the computer systems of our vendors, suppliers or customers could materially and adversely affect our ability to operate our network and retain customers and could impose significant costs on us. See Item 7 of this Report: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Year 2000."

ENFORCING JUDGMENTS AGAINST US MAY REQUIRE COMPLIANCE WITH NON-U.S. LAW.

         Most assets of Carrier1 International and its subsidiaries are located outside the United States. Persons will need to comply with foreign laws to enforce judgments obtained in a U.S. court against our assets, including to foreclose upon such assets. In addition, it may not be possible for persons to effect service of process within the United States upon us, or to enforce against us U.S. court judgments predicated upon U.S.
federal securities laws.

THE ABSENCE OF A PRIOR PUBLIC MARKET FOR OUR SHARES OR THE ADSS CREATES UNCERTAINTY IN MARKET PRICE.

         Prior to the initial public offering of shares of our capital stock in February 2000, there was no public market for our shares. The market price of the shares and ADSs may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

         o        quarterly variations in our operating results,

         o        changes in financial estimates by securities analysts,

         o        changes in market valuations of telecommunications companies,

         o announcements by us, or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures, business combinations, or capital commitments,

         o        loss of a major customer,

         o        additions or departures of key personnel, and

         o        sales of shares or ADSs.

THE POSSIBLE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR SHAREHOLDERS.

         Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies and that often has been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our shares or ADSs. Furthermore, following periods of volatility in the market price of a company's securities, shareholders of the company have often instituted securities class action litigation against the company. Any similar litigation against us could result in substantial costs and a diversion of management's attention and resources, which could adversely affect the conduct of our business.

SALES OF SUBSTANTIAL NUMBERS OF SHARES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES.

         We have 41,719,178 shares outstanding, 56.5% of which are held indirectly by funds managed by Providence and 11.3% of which are held indirectly by funds managed by Primus. Subject to some exceptions, the investment vehicle for the Providence and Primus funds and each of our executive officers and directors have agreed not to sell any shares for a period of 180 days after the date of the prospectus issued in connection with our February 2000 initial public offering without the prior written consent of Morgan Stanley & Co. International Limited and Salomon Brothers International Limited or certain of their affiliates. Following this 180-day period, they may sell their shares as permitted by the securityholders' agreement, U.S. securities laws and other applicable laws. In addition as of December 31, 1999, we had 4,232,661 shares issuable upon the exercise of outstanding warrants and options, and we are completing the process of granting an additional 97,000 options to new employees. We expect to grant additional options to employees. Future sales of a large block of our shares, or the perception that these sales could occur, could cause a decrease in the market price of our shares or ADSs. The warrant holders and our majority shareholder, among others, have registration rights described under specified circumstances.

EVENTS DESCRIBED BY OUR FORWARD-LOOKING STATEMENTS MAY NOT OCCUR.

         This report includes forward-looking statements. We have based these forward- looking statements on our current expectations and projections about future events and on industry publications. We have not independently verified the data derived from industry publications.

         Our forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed above as well as under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

         o        operations and prospects,

         o        technical capabilities,

         o        funding needs and financing sources,

         o        network deployment plans,

         o        scheduled and future regulatory approvals,

         o        expected financial position,

         o        business and financial plans,

         o markets, including the future growth in the European telecommunications market,

         o        expected characteristics of competing systems, and

         o expected actions of third parties such as equipment suppliers and joint venture partners.

         In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Additional risks, and uncertainties and assumptions that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this report not to occur. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES FACING US.

         Additional risks and uncertainties not presently known to us or that we may currently deem immaterial may also impair our business operations.


ITEM 2. PROPERTIES

         We lease certain office and other space under operating leases and subleases that expire at various dates, including a lease of Carrier1 International GmbH's 762 square meter headquarters in Zurich, Switzerland, which expires in 2004.

         Our aggregate rent expense was approximately $2.6 million for the fiscal year ended December 31, 1999 and approximately $1.0 million for the period from Inception to December 31, 1998.


ITEM 3. LEGAL PROCEEDINGS

         We may, from time to time, be a party to litigation that arises in the normal course of our business operations. In October 1998, in a case filed by us against Deutsche Telekom, the German regulator made a ruling requiring Deutsche Telekom to interconnect with us at two points of interconnection that we requested. Since our inception we have not been, and we are not presently, a party to any litigation or arbitration that we believe had or would reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED SECURITYHOLDER MATTERS

    Market information. Our shares are listed on the Neuer Markt segment of the Frankfurt Stock Exchange under the symbol "CJN." Our American Depositary Shares are quoted on the Nasdaq National Market under the symbol "CONE." Our American Depositary Shares each represent the right to receive 0.2 shares. American Depositary Receipts for our American Depositary Shares are issued by Bankers Trust Company, as depositary. As of March 22, 2000, 3,117,246 of our shares are held in the form of American Depositary Shares. Prior to the February 2000 initial public offering of our shares of capital stock, par value $2.00 per share, and American Depositary Shares representing shares of capital stock (our "IPO"), there was no established public trading market for our common equity.

    Holders. There were 143 owners of record of our shares as of March 15, 2000. This number excludes stockholders whose stock is held in nominee or street name by brokers, and we believe that we have a significantly larger number of beneficial holders of our shares.

    Dividends. Carrier1 International has never declared or paid any dividends and does not expect to do so in the foreseeable future. We do not expect to generate any net income in the foreseeable future, but anticipate that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of our business. Subject to the declaration of interim dividends by Carrier1 International's board of directors, decisions to pay dividends may only be made by its shareholders acting at a shareholders' meeting. If Carrier1 International were to pay dividends, we would expect to pay them in either U.S. dollars or euros. Any cash dividends payable to holders of shares or ADSs who are nonresidents of Luxembourg would normally be subject to Luxembourg statutory withholding taxes. Any future determination with respect to the payment of dividends on our shares will depend upon, among other things, our earnings, capital requirements, the terms of the existing indebtedness, applicable requirements of Luxembourg corporate law, general economic conditions and such other factors considered relevant by Carrier1 International's board of directors. In addition, Carrier1 International's ability to pay dividends will be restricted under the terms of our debt agreements.

CERTAIN LUXEMBOURG TAX CONSIDERATIONS

    THE FOLLOWING DISCUSSION IS FOR GENERAL INFORMATION ONLY. EACH HOLDER OF OUR COMMON SHARES IS STRONGLY URGED TO CONSULT WITH ITS OWN TAX CONSULTANTS TO DETERMINE POSSIBLE LUXEMBOURG TAX CONSEQUENCES OF AN INVESTMENT IN OUR SHARES.

    The following summary outlines certain Luxembourg tax consequences to persons who are nonresidents of Luxembourg and who do not have a permanent establishment in Luxembourg ("Non-Resident Holders") with respect to the ownership and disposition of shares. It does not examine tax consequences to residents or to some extent, former residents.

    Non-Resident Holders of shares are not liable for Luxembourg tax on capital gains on any such shares; PROVIDED, HOWEVER, that if they hold more than 25% of the share capital of Carrier1 International, they are subject to tax on capital gains on the disposal of shares held for not more than six months.

    Dividends paid on shares to Non-Resident Holders are subject to a withholding tax of 25%. Under certain circumstances, European Union Non-Resident Holders may benefit from an exemption of withholding tax. Reductions of the withholding rate may also be provided by tax treaties. In the case of the current treaty between Luxembourg and the United States, the withholding tax is reduced to 12.5% or less, and in the new proposed treaty the rate will be reduced to 15%, PROVIDED that the holder is entitled to claim treaty benefits.

    No inheritance tax is payable by a non-resident holder of shares except if the deceased holder was a resident of Luxembourg at the time of death.


RECENT SALES OF UNREGISTERED SECURITIES

         Since our inception on February 20, 1998, we have sold and issued the following securities:

1. Between March 1, 1998 and June 14, 1999 we sold to employees 2,537,236 shares of our capital stock at $2.00 per share for an aggregate consideration of $5,074,472; between June 15, 1999 and September 8, 1999 we sold to employees 90,664 shares of our capital stock at $5.00 per share, for an aggregate consideration of $453,320; and between September 9, 1999 and December 31, 1999 we sold to employees 37,940 shares of our capital stock at $10.00 per share, for an aggregate consideration of $379,400.

2. From time to time from our inception to February 19, 1999 we issued to Carrier One, LLC a total of 29,999,999 shares of our capital stock at $2.00 per share for an aggregate consideration of $59,999,998. In addition, in 1998 we issued to Providence Equity Partners L.P. 1 share of our capital stock for $2.00.

3. On June 14, 1999, we sold to Carrier One LLC a total of 400,000 shares of our capital stock at $2.00 per share for an aggregate consideration of $800,000, which amount was funded by Messrs. Thomas Wynne and Victor Pelson, both directors of Carrier1 International S.A., who received a total of 800,000 Class A Units in Carrier One LLC at $1.00 per Class A Unit.

4. Between our inception and September 8, 1999, we granted to our employees pursuant to our 1999 share option plan options to purchase 2,255,718 shares of our capital stock, at an exercise price of $2.00 per share.

5. Between September 9, 1999 and December 1, 1999 we granted to our employees pursuant to our 1999 share option plan options to purchase 123,500 shares of our capital stock, at an exercise price of $10.00 per share.

6. On December 6, 1999 we granted to Mr. Alexander Schmid, a new member of management, pursuant to our 1999 share option plan options to purchase 100,000 shares of our capital stock, at an exercise price of $40.34 per share.

7. In addition, on September 9, 1999 we granted to Messrs. Wynne and Pelson options to purchase a total of 40,000 shares of our capital stock (20,000 shares each) at an exercise price of $2.00 per share.

8. On February 19, 1999, we issued 160,000 dollar units each consisting of one 13 1/4% senior dollar note together with one detachable warrant entitling the holder to purchase 6.71013 shares of our capital stock, and 85,000 euro units, each consisting of one 13 1/4% senior euro note together with one detachable warrant entitling the holder to purchase
         7.53614 shares of our capital stock. The aggregate principal amount of the dollar notes was $160 million and the aggregate principal amount of the euro notes was (u)85 million. The warrants become exercisable on February 19, 2000 and have an exercise price per share equal to the greater of $2.00 and the minimum par value required by Luxembourg law (currently 50 Luxembourg francs) excluding a 1% Luxembourg capital duty which is payable by us. Morgan Stanley Dean Witter, Salomon Smith Barney, Warburg Dillon Read LLC and Bear, Stearns & Co. Inc. acted as placement agents in connection with this offering.

         The securities issued in the transactions described above were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D or Regulation S under the Securities Act, or Rule 701 under the Securities Act as transactions by an issuer not involving a public offering, or transactions pursuant to compensation benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Carrier1 International.

    On March 1, 2000, we completed our IPO (File No. 333-94541; effective date February 22, 2000) for which we received net proceeds of approximately $712 million. At the completion of the offering on March 1, 2000, pursuant to the exercise of the underwriters' over-allotment option, all of the shares registered for sale were sold at the aggregate price of the offering amount registered. In the offering, for which Morgan Stanley & Co. International Limited and Salomon Brothers International Limited acted as joint global coordinators and bookrunners, a total of 8,625,000 shares and 2,156,250 shares were registered for sale (including pursuant to the over-allotment option) by Carrier1 International and selling shareholders, respectively, at an estimated aggregate offering price of (u)750,375,000 and (u)187,593,750, respectively (or
(u)87.00 per share). Through March 15, 2000, we have used approximately $115 million of proceeds from the IPO to repay (i) (u)40 million of floating rate indebtedness that was outstanding under an interim credit facility with Morgan Stanley Senior Funding, Inc. and Citibank, N.A., plus interest thereon and (ii) $75 million of floating rate indebtedness that was outstanding under an equipment financing agreement with Nortel Networks Inc., plus interest thereon. We intend to use the balance of the net proceeds for (i) our $23.25 million commitment to invest in the Hubco joint venture, (ii) to fund an estimated $75 million for the expansion of our network to intra-city networks, and (iii) with respect to the remainder, for working capital and other general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth our selected consolidated financial data as of and for the year ended December 31, 1999 and as of and for the period from our inception to December 31, 1998. The selected consolidated financial data as of and for the year ended December 31, 1999, and as of and for the period from our inception to December 31, 1998 were derived from our consolidated financial statements which were audited by Deloitte & Touche Experta AG, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Amounts are presented in thousands, except share data.

                                                                      YEAR ENDED       INCEPTION TO
                                                                  DECEMBER 31, 1999 DECEMBER 31, 1998
                                                                  ----------------- -----------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues ..........................................................   $     97,117    $      2,792
Cost of services (exclusive of amounts shown separately below) ....        113,809          11,669
Selling, general and administrative expenses ......................         18,369           8,977
Depreciation and amortization .....................................         13,849           1,409
                                                                      ------------    ------------
Loss from operations ..............................................        (48,910)        (19,263)
Other income (expense):
   Interest income ................................................          5,859              92
   Interest expense ...............................................        (29,475)            (11)
   Other income (expense) .........................................           (555)           --
   Currency exchange loss, net ....................................        (15,418)            (53)
                                                                      ------------    ------------
Loss before income tax benefit ....................................        (88,499)        (19,235)
Income tax benefit, net of valuation allowance (1) ................           --              --
                                                                      ------------    ------------
Net loss ..........................................................   $    (88,499)   $    (19,235)
                                                                      ============    ============

Weighted average number of shares outstanding (2) .................     29,752,000       7,367,000
Net loss per share (basic) ........................................   $      (2.97)   $      (2.61)
Net loss per share (diluted) (3) ..................................          (2.97)          (2.61)

OTHER FINANCIAL DATA:
EBITDA (4) ........................................................   $    (35,061)   $    (17,854)
Capital expenditures (5) ..........................................        195,376          37,168
Net cash used in operating activities .............................        (78,359)        (14,441)
Net cash used in investing activities .............................       (253,247)        (19,866)
Net cash provided by financing activities .........................        353,450          37,770

                                                                        AS  OF            AS OF
                                                                  DECEMBER 31, 1999 DECEMBER 31, 1998
                                                                  ----------------- -----------------
BALANCE SHEET DATA:
Cash and cash equivalents .........................................   $     28,504    $      4,184
Restricted cash ...................................................          5,512           1,518
Restricted investments (6) ........................................         90,177            --
Total assets (7) ..................................................        437,655          51,434
Total long-term debt (8) ..........................................        337,756            --
Shareholders' equity (deficit) ....................................        (34,509)         19,189

(1) Due to our limited operating history, we were unable to conclude that realization of our deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets. See Note 10 to our consolidated financial statements.

(2)      See Note 4 to our consolidated financial statements.

(3) Potential dilutive securities have been excluded from the computation for the period from our inception to December 31, 1998 and for the year ended December 31, 1999, as their effect is antidilutive. See Note 4 to our consolidated financial statements.

(4) EBITDA stands for earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense).

         EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy its capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of our operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as presented may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

(5) Consists of purchases of property and equipment and investment in joint venture.

(6)      Reflects:

         (a) the remaining portion of the net proceeds of our 13 1/4% senior notes which was used to purchase government securities to secure and fund the first five scheduled interest payments on the notes, and

         (b) approximately $29.3 million used to collateralize a letter of credit relating to the construction of the German network.

         See Notes 6 and 7 to our consolidated financial statements.

(7) Includes net capitalized financing costs of approximately $14.2 million as of December 31, 1999.

(8) For a description of indebtedness incurred subsequent to December 31, 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. CERTAIN INFORMATION CONTAINED IN THE DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGY FOR OUR BUSINESS AND RELATED FINANCING, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. SEE ITEM 1. BUSINESS -"RISK FACTORS" FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OVERVIEW

         We are a rapidly expanding European facilities-based provider of voice, Internet and bandwidth and related telecommunications services. We offer these services primarily to other telecommunications service providers. In March 1998, our experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services. By December 31, 1999, we had 259 contracts with voice customers and 70 contracts with Internet and bandwidth customers.

         We are developing an extensive city-to-city European fiber optic network accessing and linking key population centers. In select European cities, we are also developing intra-city networks and data centers for housing and managing equipment. We expect these intra-city networks to give us faster, lower cost access to customers, with better quality control. We also expect to bundle and cross-sell our intra-city network and data center capabilities with our other services. We intend to continue rapidly expanding our network in a cost-effective manner by building, buying or swapping network assets.

         To date, we have experienced net losses and negative cash flow from operating activities. From our inception to September 1998, our principal activities included developing our business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing our voice and Internet networks, hiring management and other key personnel, developing, acquiring and integrating information and operational support systems and operational procedures, negotiating interconnection agreements and negotiating and executing customer service agreements. In September 1998, we commenced the roll-out of our services. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "-Liquidity and Capital Resources."

         Although our management is highly experienced in the wholesale telecommunications business, our company itself has a limited operating history. Prospective investors therefore have limited operating and financial information about our company upon which to base an evaluation of our performance and an investment in our securities.

         Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have adopted a fiscal year end of December 31.

FACTORS AFFECTING FUTURE OPERATIONS

         REVENUES

         We expect to generate most of our revenues through the sale of wholesale long distance voice and Internet and bandwidth services to other telecommunications service providers. We record revenues from the sale of voice and Internet services at the time of customer usage. During the quarter ended June 30, 1999, we recognized revenue of approximately $3.2 million and cost of services of approximately $1.9 million from one bandwidth IRU contract that was treated as a sales-type lease. In the future, similar revenues and expenses will be recognized over the term of the relevant contract, typically over 15 to 20 years. Our agreements with our voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. We generate a steady stream of voice traffic by providing high-quality service and superior customer support. Our Internet and bandwidth services are generally charged at a flat monthly rate, regardless of usage, based on the line speed and level of performance made available to the customer. Since March 31, 1999, we have migrated to offering usage-based Internet pricing for our Internet transport services, "Internet Exchange Connect" and "Global Transit", only in combination with Internet contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet customers. Our agreements with our Internet transport customers are generally for a minimum term of twelve months, although we may seek minimum terms of two years or more for agreements providing for higher line speeds. Currently, our bandwidth services are typically also for an initial term of twelve months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future. We believe that, if the quality of the service is consistently high, Internet transport customers will typically increase the amount of capacity they purchase from us. We believe that they will also generally renew their contracts because it is costly and technically burdensome to switch carriers.

         Our services are priced competitively and we emphasize quality and customer support. The rates charged to voice and Internet and bandwidth customers are subject to change from time to time. Although our revenue per billable minute for voice traffic in the third quarter of 1999 increased as a result of a more favorable traffic and services mix, we generally expect to experience declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, in part as a result of increasing competition.

         As a result of the construction of European fiber optic networks by our competitors, the price of wholesale bandwidth capacity is declining rapidly, which has lowered the price at which we are able to sell our Internet and bandwidth products, including dark fiber. We also expect technological advances that greatly increase the capacity of fiber optic cable to exacerbate downward price pressure. We anticipate, however, that the incremental costs of lighting dark fiber with transmission equipment will remain significant and will therefore serve as an economic restraint to increases in available managed bandwidth capacity at low marginal costs. Furthermore, we believe that price decreases will promote demand for high volumes and opportunities for volume-related revenue increases. The impact on our results of operations from price decreases has been in prior quarters and we believe it will continue to be, at least partially offset by decreases in our cost of providing services, largely due to our increased use of our own fiber and our consequent decreased termination costs, and increases in our voice and Internet traffic volumes. In addition, we believe that our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases.

         Our focus on the wholesale markets results in us having substantially fewer customers than a carrier in the mass retail sector. As a result, a shift in the traffic pattern of any one customer, especially in the near term and on one of our high volume routes, could have a material impact, positive or negative, on our revenues. For example, for the year ended December 31, 1999, one customer accounted for approximately 14% of our revenues, and this customer may continue to account for a significant portion of revenues in the near term. Furthermore, many wholesale customers of voice services tend to be price sensitive and may switch suppliers for certain routes on the basis of small price differentials. In contrast, Internet and bandwidth customers tend to use fewer suppliers than voice customers, cannot switch suppliers as easily and, we believe, are more sensitive to service quality than to price. We believe that customers for data center services are more sensitive to the differential services that we plan to provide than to price. In addition, we believe that they are unlikely to move between facilities due to their initial investments in tenant improvements and the high costs and risks of network outage associated with moving to another facility.

         COST OF SERVICES, EXCLUSIVE OF ITEMS DISCUSSED SEPARATELY BELOW

         Cost of services, exclusive of depreciation and amortization, which is discussed separately below, are classified into the following general categories: access costs, transmission costs, voice and Internet termination costs and other costs of services.

ACCESS COSTS. We have minimal access costs as our wholesale customers are typically responsible for the cost of accessing our network. We have begun to provide services to switchless resellers. Switchless resellers do not have any telecommunications infrastructure. Therefore, for services to switchless resellers we will have access costs payable to the originating local provider, usually the incumbent telephone operator. These costs are reflected in our pricing and will vary based on calling volume and the distance between the caller and our point of presence.

TRANSMISSION COSTS. Our transmission costs currently consist primarily of leased capacity and switch and router facilities costs. Leased capacity charges are fixed monthly payments based on capacity provided and are typically higher than a "dark fiber cost level," which is our target cost level and represents the lowest possible per unit cost. Dark fiber cost level is the per unit cost of high-capacity fiber that has been laid and readied for use but which has not been "lit" with transmission electronics. Dark fiber cost levels can be achieved not only through owned facilities, but also may be possible through other rights of use such as multiple investment units, known as "MIUs," or indefeasible rights of use, known as "IRUs." Because of the higher cost base of leased capacity, we have not generally sought to provide our bandwidth services over leased network routes.

         As part of our strategy to lower our cost base over time, we will seek dark fiber cost levels for our entire transmission platform, through building, acquiring or swapping capacity. For example, we anticipate that the German network will be operational in the first half of 2000 and the Amsterdam intra-city network will be operational in the third quarter of 2000. We have acquired intra-city capacity in London to lower our access costs, and we have made capital-efficient arrangements to swap capacity on the German network for capacity on other networks. We further minimize our transmission costs by optimizing the routing of our voice traffic and increasing volumes on our fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of Internet traffic, as applicable. To the extent we overestimate anticipated traffic volume, however, per unit costs will increase. As we continue to develop our owned network and rely less on leased capacity, per unit voice transmission costs are expected to decrease substantially, offset partially by an increase in depreciation and amortization expense. We also expect to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of increasing use of our owned network as opposed to leased network assets, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes.

VOICE TERMINATION COSTS. Termination costs represent the costs we are required to pay to other carriers from the point of exit from our network to the final point of destination. Generally, most of the total costs associated with a call, from receipt to completion, are termination-related costs. Voice termination costs per unit are generally variable based on distance, quality, geographical location of the termination point and the degree of competition in the country in which the call is being terminated.

         If a call is terminated in a city in which we have a point of presence and an interconnection agreement with the national incumbent telephone operator, the call will be transferred to the public switched telephone network for local termination. This is usually the least costly mode of terminating a call. If a call is to a location in which we do not have a point of presence, or have a point of presence but do not have an interconnection agreement giving us access to the public switched telephone network, then the call must be transferred to, and refiled with, another carrier that has access to the relevant public network for local termination. We pay this carrier a refile fee for terminating our traffic. Most refilers currently operate out of London or New York, so that the refiled traffic is rerouted to London or New York and from there is carried to its termination point. Refile agreements provide for fluctuating rates with rate change notice periods typically of one or four weeks. We seek to reduce our refile costs by utilizing least cost routing. For example, where we do not yet have interconnection agreements, we implement "resale" agreements whereby a local carrier that has an interconnection agreement with the incumbent telephone operator "resells" or shares this interconnection right with us for a fee. Termination through resale agreements is more expensive than through interconnection agreements but significantly less expensive than through refile agreements because the traffic does not need to be rerouted to another country. In countries where we have not been directly authorized to provide services, we will negotiate to obtain direct operating agreements with correspondent telecommunications operators where such agreements will result in lower termination costs than might be possible through refile arrangements. We believe our refile and resale agreements are competitively priced. If our traffic volumes are higher than expected, we may have to divert excess traffic onto another carrier's network, which would also increase our termination costs. We believe, however, that we have sufficient capacity and could, if necessary, obtain more. In addition, our technologically advanced daily traffic monitoring capabilities allow us to identify changes in volume and termination cost patterns as they begin to develop, thereby permitting us to respond in a cost-efficient manner.

         In general, the majority of our voice traffic originates and terminates in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements.

         We believe that our termination costs per unit should decrease as we extend our network, increase transmission capacity and interconnect with more incumbent telephone operators. We also believe that continuing liberalization in Europe will lead to decreases in termination costs as new telecommunications service providers emerge, offering alternatives to the incumbent telephone operators for local termination, and as European Union member states implement and enforce regulations requiring incumbent telephone operators to establish rates which are set on the basis of forward-looking, long run economic costs that would be incurred by an efficient provider using advanced technology. There can be no assurance, however, regarding the extent or timing of such decreases in termination costs.

INTERNET TERMINATION COSTS. Termination costs represent costs we are required to pay to other Internet backbone providers from the point of exit of our network. Internet termination is effected through peering and transit arrangements. Peering arrangements provide for the exchange of Internet traffic free-of-charge. We have entered into peering arrangements with ISPs in the United States and Europe, including recent peering arrangements with several European incumbent telephone operators. There can be no assurance that we will be able to negotiate additional peering arrangements. Under transit arrangements, we are required to pay a fee to exchange traffic. That fee has a variable and a fixed component. The variable component is based on monthly traffic volumes. The fixed component is based on the minimum Mb amount charged to us by our transit partners. The major United States ISPs require almost all European ISPs and Internet backbone providers, including us, to pay a transit fee to exchange traffic. See Item 1. - "Business-Network-Existing and Planned Traffic Termination Arrangements-Internet Termination."

         Recently, the Internet services industry has experienced increased merger and consolidation activity. This activity is likely to increase the concentration of market power of Internet backbone providers, and may adversely affect our ability to obtain peering and cost-effective transit arrangements.

OTHER COSTS OF SERVICES. Other costs of planned services include the expenses associated with providing value-added Internet services and data center capabilities. These expenses will consist primarily of certain engineering costs, personnel costs and lease expenses within our data center facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our wholesale strategy allows us to maintain lower selling, general and administrative expenses than companies providing services to the mass retail market. Our selling, general and administrative expenses consist primarily of personnel costs, information technology costs, office costs, travel, commissions, billing, professional fees and advertising and promotion expenses. We employ a direct sales force located in the major markets in which we offer services. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package emphasizing performance-based commissions and equity options. We expect to incur significant selling and marketing costs in advance of anticipated related revenue as we continue to expand our operations and service offerings. Our selling, general and administrative expenses are expected to decrease as a percentage of revenues, however, once we have established our operations in targeted markets and expanded our customer base.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of equipment (such as switches, multiplexers and routers), investments in indefeasible rights of use and in multiple investment units, furniture and equipment. We depreciate our network over periods ranging from 5 to 15 years and amortize our intangible assets over a period of 5 years. We depreciate our investments in indefeasible rights of use and in multiple investment units over their estimated useful lives of not more than 15 years. We expect depreciation and amortization expense to increase significantly as we expand our owned network, including the development of the German network.

RESULTS OF OPERATIONS

         Because we commercially introduced our services in September 1998, our management believes that comparisons of results for the year ended December 31, 1999 to the period from our inception to December 31, 1998 are not meaningful.

         YEAR ENDED DECEMBER 31, 1999

         Revenues for the year ended December 31, 1999 were approximately $97.1 million, primarily relating to voice services, which contributed $87.6 million or 90% to the total revenue generated during that period. Voice traffic volume of 606 million minutes was billed to our customers. Average revenue per minute for the period was 14.5 cents. Revenue of $9.5 million for the same period was generated by Internet and bandwidth services, including revenue of $3.2 million associated with the second quarter bandwidth IRU contract.

         Cost of services (exclusive of items shown separately) consists primarily of operation of the network, leases for transmission capacity, and termination expenses including refiling. These costs for the year ended December 31, 1999 were approximately $113.8 million, including $1.9 million of cost of services associated with the second quarter bandwidth IRU contract.

         Selling, general and administrative expenses were approximately $18.4 million for the year ended December 31, 1999 and consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses.

         Depreciation and amortization for the year ended December 31, 1999 was approximately $13.8 million and consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment.

         Net interest expense for the year ended December 31, 1999 was approximately $23.6 million. It consisted during this period of approximately $29.5 million of interest on the 13 1/4% senior notes, other short term and long term debt, less interest income of approximately $5.9 million. Interest income consists of interest earned from investing the remaining proceeds of the investments by our equity sponsors, employees and directors and the issuance of the 13 1/4% senior notes and related warrants.

         The weakening of the euro to the U.S. dollar in the year ended December 31, 1999 resulted in a currency exchange loss of approximately $15.4 million.

         Our management evaluates the relative performance of our voice and Internet and bandwidth services operations based on their respective fixed cost contributions. Fixed cost contribution consists of the revenues generated by the provision of voice services or Internet and bandwidth services, as the case may be, less direct variable costs incurred as a result of providing such services. Certain direct costs, such as network and transmission costs, are shared by both the voice and Internet and bandwidth operations and are not allocated by management to either service. See Note 13 to our consolidated financial statements.

         Fixed cost contribution for voice services for the year ended December 31, 1999 was $12.6 million, representing $87.6 million in voice revenue less $75.0 million, or 12.4 cents per minute, in voice termination costs. Fixed cost contribution for Internet and bandwidth services for the same period was $7.6 million, representing approximately $9.5 million in Internet and bandwidth services revenue less approximately $1.9 million of cost of services for the bandwidth IRU contract.

         PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1998

         We commercially introduced our services in September 1998. Revenues for the period from our inception to December 31, 1998 were approximately $2.8 million, primarily relating to voice services, which contributed 98% to the total revenue achieved in 1998. Voice traffic volume from the start of operations in September 1998 until the end of 1998 amounted to 10 million minutes. Revenue of $0.1 million for the same period was generated by Internet services.

         Cost of services (exclusive of amounts shown separately) consists primarily of operation of the network, leases for transmission capacity, and termination expenses including refiling. These costs for the period from our inception to December 31, 1998 were approximately $11.7 million.

         Selling, general and administrative expenses were approximately $9.0 million for the period from our inception to December 31, 1998 and consisted primarily of start-up expenses, personnel costs, information technology costs, office costs, professional fees and promotion expenses.

         Depreciation and amortization for the period from our inception to December 31, 1998 was approximately $1.4 million and consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment.

         Interest income during the period from our inception to December 31, 1998 consisted of interest earned from investing the proceeds of the issuance of equity. Interest income totaled approximately $92,000 for the period from our inception to December 31, 1998. No material interest expense was incurred during the same period. No material currency exchange loss was incurred during the same period.

         Fixed cost contribution for voice services for the period from our inception to December 31, 1998 was $0.1 million, representing $2.7 million in voice revenue less $2.6 million in voice termination costs, reflecting the fact that during the early stages of our operations, we had relatively few interconnection agreements with incumbent telephone operators so that traffic had to be terminated at higher cost through refiling. Fixed cost contribution for Internet and bandwidth services for the same period was equivalent to Internet and bandwidth services revenue, or $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

         From our inception through December 31, 1998, we financed our operations through equity contributions. During the year ended December 31, 1999, we financed our operations through additional equity contributions and with the proceeds of the issuance of our 13 1/4% senior notes and related warrants, vendor financing and other long term debt, and an interim credit facility. The further development of our business and deployment of our network will require significant capital to fund capital expenditures, working capital, cash flow deficits and debt service. Our principal capital expenditure requirements include the expansion of our network, including construction of the German and intra-city networks, the acquisition of multiplexers, routers and transmission equipment and the construction of data center facilities through an investment in the Hubco joint venture. Additional funding will also be required for office space, switch site buildout and corporate overhead and personnel.

         Between our inception and December 31, 1998, we had incurred capital expenditures of approximately $37.2 million, and during the year ended December 31, 1999 we incurred capital expenditures of approximately $195.4 million, including amounts related to the German network in both periods. Capital expenditures in 1998 and 1999 were principally for investments in fiber infrastructure and transmission equipment. We estimate that we will incur capital expenditures of approximately $362 million from January 2000 through the end of 2001 ($242 million for 2000 and $120 million for 2001), including approximately $23 million of which we estimate will be required for our investment in the Hubco joint venture. We expect capital expenditures in 2000 and 2001 will be principally for investments in fiber infrastructure and transmission equipment. By the end of the first half of 2000, we plan to complete construction of the German network and to purchase additional multiplexers and routers, and we plan to complete the Amsterdam intra-city network in the third quarter of 2000.

         As of December 31, 1998 funds managed by our equity sponsors had invested a total of approximately $37.8 million to fund start-up operations. By February 19, 1999, such funds had completed their aggregate equity investment totaling $60 million in equity contributions. On February 19, 1999, we issued 13 1/4% senior notes, with warrants, for net proceeds of approximately $242 million, after deducting discounts and commissions and expenses. Approximately $79.0 million of the net proceeds were originally used to secure the first five interest payments on the notes. In addition, as of December 31, 1999, employees and directors had directly or indirectly invested approximately $6.7 million in our shares, approximately $0.5 million of which relates to shares formally issued under Luxembourg law after December 31, 1999.

         On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (U) 87 per share (approximately $87.42 per share). We received proceeds of approximately $712 million, net of underwriting discounts and commissions and listing fees.

         In addition to the net proceeds of our initial public offering, other potential sources of capital, if available on acceptable terms or at all, may include possible sales of dark fiber on the German or Amsterdam networks or additional private or public financings, such as an offering of debt or equity in the capital markets, an accounts receivable or bank facility or equipment financings. We believe, based on our current business plan, that these sources, or a combination of them, will be sufficient to fund the expansion of our business as planned, and to fund operations until we achieve positive cash flow from operations. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations, and we do not expect to generate positive cash flow from operating activities until at least 2003. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. For example, our net losses and negative cash flow from operating activities are likely to continue beyond that time if:

         o we decide to build extensions to our network because we cannot otherwise reduce our transmission costs,

         o we do not establish a customer base that generates sufficient revenue,

         o we do not reduce our termination costs by negotiating competitive interconnection rates and peering arrangements as we expand our network,

         o        prices decline faster than we have anticipated,

         o        we do not attract and retain qualified personnel,

         o we do not obtain necessary governmental approvals and operator licenses or

         o we are unable to obtain any additional financing as may be required.

         Our ability to achieve these objectives is subject to financial, competitive, regulatory, technical and other factors, many of which are beyond our control. There can be no assurance that we will achieve profitability or positive cash flow.

         The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. There can be no assurance that sources of additional financing will be available on acceptable terms or at all.

         As of December 31, 1999, we had total current assets of $171.3 million, of which $32.6 million was escrowed for interest payments on the 13 1/4% senior notes and $29.3 million of which was allocated to the construction cost of the German network. Net unrestricted cash as of the same date was $28.5 million. In the first quarter of 2000, we allocated approximately $20.0 million in additional funds for the construction cost of the German network and provided a letter of credit to secure payment of that amount.

         EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense), decreased from negative $9.4 million in the third quarter of 1999 to negative $12.3 million in the fourth quarter of 1999. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as an indication of our operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

         Our significant debt and vendor financing activity to date has consisted of the following:

         o On February 19, 1999, we issued $160 million and (u)85 million of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants.

         o On February 18, 1999 we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. We have borrowed an additional amount of approximately $4.0 million under this agreement since December 31, 1999. We have the right to defer payment until December 31, 2000 without interest, after which we may obtain seller financing, with interest accruing from January 1, 2001.

         o In June 1999, we entered into a financing facility with Nortel Networks Inc., an equipment supplier. As of December 31, 1999, we had borrowed substantially the full amount of the $75 million available under the facility. The debt outstanding under this facility bore interest at a LIBOR-based floating interest rate, and the weighted average on outstanding amounts was 11.04% as of December 31, 1999. The debt was repaid from the proceeds of our initial public offering.

         o In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed (U)10 million of the $200.0 million (or the euro equivalent) available under the facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility ((U)40 million at the time of our initial public offering), was repaid from the proceeds of our initial public offering, and the facility terminated.

FOREIGN CURRENCY

         Our reporting currency is the U.S. dollar, and interest and principal payments on the 13 1/4% senior notes are in U.S. dollars and euros. However, the majority of our revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on our results of operations and balance sheet data. The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-Euro denominated currencies, such as pounds sterling. Although we do not currently engage in exchange rate hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies. We have outstanding one contract to purchase Deutsche Marks in exchange for dollars from time to time in amounts anticipated to satisfy our Deutsche Mark-denominated obligations under our German network arrangements. Any reversion from the euro currency system to a system of individual country floating currencies could subject us to increased currency exchange risk.

INFLATION

         We do not believe that inflation will have a material effect on our results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for fiber leases and, therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. During the second quarter of 1999,

Carrier1 recognized revenue of approximately $3.2 million and cost of services of approximately $1.9 million from one bandwidth IRU contract that was treated as a sales-type lease. In the future, similar revenues and expenses will be recognized over the term of the related contracts, typically 15 to 20 years.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The adoption of this standard is effective for the first quarter of our fiscal year ending December 31, 2001. Management has not yet completed its analysis of this new accounting standard and, therefore, has not determined whether this standard will have a material effect on our financial statements.

IMPACT OF YEAR 2000

         "Year 2000" generally refers to the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits, rather than four digits, to define the applicable year. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, date-sensitive calculations may be inaccurate or a major system failure may occur. Any such miscalculations or system failures may cause disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities. A failure of our computer systems could have a material adverse effect on our operations, including our ability to make payments on our existing indebtedness.

         TRANSITION TO YEAR 2000

         We did not experience any interruption to our business as a result of the transition to January 1, 2000. As we developed and implemented our network, operational support systems, and computer systems, we conducted an evaluation for Year 2000 compliance. Based on such evaluation, we concluded that our critical information technology, known as IT, systems and our non-IT systems, such as our network transmission equipment and the Nortel and Cisco network operating systems, were Year 2000 compliant. In addition, we received written assurances from Cisco, Nortel, and International Computers Limited (a significant software supplier) that the systems they provided us are Year 2000 compliant. We intend to maintain a Year 2000 project team with responsibility for our efforts to continue to protect us and our customers from Year 2000 issues and the other potential problem dates in the year 2000, and beyond. The Year 2000 project team includes members of the network and voice switches, IP network services, IT, building services, corporate network, customer care and legal departments.

         RISKS OF YEAR 2000 ISSUES

         Any failure of the computer systems of our vendors, service or capacity suppliers or customers as a result of not being Year 2000 compliant could materially and adversely affect us. For example, in the event of a failure as a result of Year 2000 issues in any systems of third parties with whom we interact, we could experience disruptions in portions of our network, lose or have trouble accessing or receive inaccurate third party data, experience internal and external communication difficulties, or have difficulty obtaining components that are Year 2000 compliant from our vendors. Any of these occurrences could adversely affect our ability to operate our network and retain customers. In addition, we could also experience a slowdown or reduction of sales if customers are adversely affected by Year 2000 issues. Although we have not experienced any failure of our computer systems and we are not aware of any of our major vendors, suppliers or customers experiencing significant problems, there can be no assurance as to the potential for problems to emerge throughout the course of the year 2000 and even beyond. For example, our sophisticated billing system is designed to provide flexible options to our customers in the presentation of their bills as well as valuable cost management information to us, including breakdowns of traffic, revenues and margins by customer and route. This system is vital to our ability to operate efficiently and provide a high level of customer service. We will not be able to fully assess the impact of the transition to the year 2000 until we have completed at least one or more full billing cycles without any system failure.

         CONTINGENCY PLANS AND COSTS

         Based on Year 2000 compliance information we received from suppliers and customers, we developed a contingency plan to assess the likelihood of and address worst-case scenarios, to deal with potential Year 2000 problems caused by a failure of our vendors, service or capacity suppliers or customers to be Year 2000 compliant. This contingency plan has been reviewed and approved by management. There can be no assurance this plan will not need to be revised over the course of the year 2000.

         We did not incur any significant costs associated with our Year 2000 testing and planning phase and do not anticipate incurring significant costs in the future. We may, however, have to bear costs and expenses in connection with any failure of our vendors, suppliers or customers to be Year 2000 compliant. We have not yet identified any material Year 2000 issues in connection with external sources, and therefore cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because most of our outstanding debt at December 31, 1999 is fixed-rate debt, a change in market interest rates is not likely to have a material effect on our earnings, cash flows or financial condition. We have had some exposure to fluctuations in interest rates due to the (U)40 million and $75 million that were outstanding under facilities that bear interest at a floating rate and which were repaid during the first quarter of 2000. However, our future exposure is minimized because we repaid this debt out of the proceeds of our initial public offering. We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior euro notes, and with transactions in currencies other than local currencies in which we operate. As of December 31, 1999, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from these interest rate and foreign currency exchange rate exposures.

         We have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to Western European countries, primarily Germany, Switzerland, and the United Kingdom, where our principal operations exist. However, the introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject as of December 31, 1999 (other than fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc). Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior euro notes.

         The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of December 31, 1999. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at December 31, 1999. The actual cash flows are payable in either U.S. dollars (US$) or euro ((U)), as indicated in the parentheses. Average variable interest rates are based on our borrowing rate as of December 31, 1999. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of December 31, 1999.

 (IN THOUSANDS) EXPECTED                                                                                           FAIR
       MATURITY DATE            2000       2001       2002       2003      2004       THEREAFTER        TOTAL      VALUE
 -----------------------        ----       ----       ----       ----      ----       ----------        -----      -----
Notes payable:

Fixed rate ((U)).........                                                              $  85,541      $  85,541  $  90,887
Interest rate............                                                                  13.25%         13.25%
Fixed rate ($)...........                                                              $ 160,000      $ 160,000  $ 160,800
Interest rate............                                                                  13.25%         13.25%

Other long-term debt:

Fixed rate ($)...........      $3,124     $2,838     $  754                                           $   6,716  $   6,716
Interest rate............         9.7%       9.7%       9.7%
Variable rate ($)........                 $5,249     $5,249     $5,248                                $  15,746  $  14,296
Interest rate............                    9.7%       9.7%       9.7%

         The cash flows in the table above are presented in accordance with the maturity dates defined in the debt obligations. However, the dollar and euro notes allow for early redemption at specified dates in stated principal amounts, plus accrued interest. We have not determined if these debt obligations will be redeemed at the specified early redemption dates and amounts. We may elect to redeem these debt obligations early at a future date. Cash flows associated with the early redemption of these debt obligations are not assumed in the table above. Should we elect to redeem these debt obligations earlier than the required maturities, the cash flow amounts in the table above could change significantly. We have not presented in the above table information relating to our obligations under the Nortel facility since those obligations were repaid with proceeds of our initial public offering.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA

         The following table sets forth our consolidated financial data as of and for the three-month periods ended December 31, September 30, June 30 and March 31, 1999, and December 31, September 30 and June 30, 1998. The consolidated financial data were derived from our unaudited consolidated financial statements and include, in the opinion of our management, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the data for such period. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the rest of this discussion and with our consolidated financial statements and related notes.

                       Amounts are presented in thousands.

                                                                             THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------------------
                                   DECEMBER 31,  SEPTEMBER 30,     JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,  JUNE 30,
                                      1999           1999           1999          1999        1998            1998         1998
                                   ------------  -------------     --------     ---------   ------------   -------------  --------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenue.........................     $37,319        $27,311        $20,194      $12,293        $  2,741        $    51          -
Cost of services (exclusive
of amounts shown separately
below)..........................      41,905         32,543         22,346       17,015           7,607          4,062          -
Selling, general and
administrative expenses.........       7,688          4,216          3,147        3,318           4,868          2,671      1,281
Depreciation and amortization...       6,032          4,183          2,298        1,336           1,163            246          -
                                     -------        -------        -------      -------        --------        -------     ------

Loss from operations............     (18,306)       (13,631)        (7,597)      (9,376)       $(10,897)        (6,928)    (1,281)
Other income (expense):
Interest income.................         772          2,009          2,099          979               3             89          -
Interest expense................      (8,152)        (8,718)        (8,400)      (4,205)            (11)             -          -
Other income (expense)..........        (117)           (25)          (413)           -               -              -          -
Currency exchange
gain (loss), net................     (10,200)         1,931         (4,721)      (2,428)           (924)           871          -
                                     -------        -------        -------      -------        --------        -------     ------

Loss before income tax benefit..     (36,003)       (18,434)       (19,032)     (15,030)        (11,829)        (5,968)    (1,281)
Income tax benefit, net of
valuation allowance.............           -              -              -            -               -              -          -
                                     -------        -------        -------      -------        --------        -------     ------

Net loss........................    $(36,003)      $(18,434)      $(19,032)    $(15,030)        (11,829)        (5,968)    (1,281)
                                     =======        =======        =======      =======        ========        =======     ======

The other information requested by this item is attached as Appendix A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with our accountants regarding our accounting and financial disclosure during 1999 or 1998.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to the directors of Carrier1 International and our executive officers and other key employees as of December 31, 1999.

NAME                                  AGE   POSITION WITH CARRIER1
----                                  ---   ----------------------
Stig Johansson....................    57    Chief Executive Officer, President and Director of Carrier1
                                            International
Eugene A. Rizzo...................    48    Vice President, Sales and Marketing
Terje Nordahl.....................    52    Chief Operating Officer
Joachim W. Bauer..................    55    Chief Financial Officer
Kees van Ophem....................    37    Vice President, Purchase and General Counsel
Neil E. Craven....................    31    Vice President, Business Development
Alex Schmid.......................    31    Vice President, Strategic Development
Philip Poulter....................    49    Managing Director of Sales, United Kingdom and Ireland
Edward A. Gross...................    41    Managing Director of Sales, Germany, Austria, Switzerland and
                                            Central and Eastern Europe
Isabelle Russier..................    35    Managing Director of Sales, France
Marcus J. Gauw....................    39    Managing Director of Sales, Benelux
Carlos Colina.....................    47    Acting Managing Director of Sales, North America
Oscar Escribano...................    41    Managing Director of Sales, Spain and Portugal
Thomas Svalstedt..................    47    Managing Director of Sales, Nordic and Baltic Regions
Sebastiano Galantucci.............    33    Managing Director of Sales, Italy
Glenn M. Creamer..................    37    Director of Carrier1 International
Jonathan E. Dick..................    41    Director of Carrier1 International
Mark A. Pelson....................    37    Director of Carrier1 International
Victor A. Pelson..................    62    Director of Carrier1 International
Thomas J. Wynne...................    59    Director of Carrier1 International

         STIG JOHANSSON has served as a director of Carrier1 International since August 1998 and as our Chief Executive Officer and President since March 1998 and has more than 30 years of experience in the telecommunications industry. Prior to founding Carrier1, Mr. Johansson was President of Unisource Carrier Services AG from September 1996 until February 1998, where he was responsible for transforming Unisource Carrier Services from a network development and planning company into a fully commercial, wholesale carrier of international traffic. Mr. Johansson was a member of Unisource N.V.'s supervisory board from 1992 until 1996. Prior to joining Unisource Carrier Services, Mr. Johansson worked for Telia AB, the Swedish incumbent telephone operator, where he was most recently Executive Vice President. During his 26 years at Telia, Mr. Johansson held a variety of positions. He began in 1970 working in engineering operations and rose to head of strategic network planning (1977), general manager of the Norrkoping Telecom region (1978), head of CPE-business division (1980), executive vice president and marketing director of Televerkit/Telia AB (1984) and Executive Vice President responsible for Telia's start-up operations in the Nordic countries and the United Kingdom (1995). He was a member of Telia's corporate management board from 1985 to 1996. Mr. Johansson holds a Master's degree in Business Economics from Hermods Institut, Sweden and a degree of Engineer of

Telecommunications from Luleo College, and he completed a senior executive business course at IMD in Lausanne, Switzerland. He is a citizen of Sweden.

         EUGENE A. RIZZO has served as our Vice President, Sales and Marketing since March 1998 and has over 22 years of experience in international sales and marketing and 11 years of experience in the telecommunications industry. From 1993 to 1998, Mr. Rizzo managed sales and marketing groups for several affiliates of Unisource NV, including Unisource Carrier Services and AT&T-Unisource Communications Services, an international joint venture between AT&T Corp. and Unisource NV. Prior to joining Unisource, Mr. Rizzo held various marketing and management positions with International Business Machines Corporation, or "IBM", Wang Laboratories, Inc. and Tandem Computers Inc. While at Tandem, Mr. Rizzo assisted in the start-up of Tandem's European Telco Group. Mr. Rizzo holds a Master of Business Administration degree from the University of Massachusetts. He is a citizen of the United States.

         TERJE NORDAHL has served as our Chief Operating Officer since March 1998 and has 26 years of experience in telecommunications operations. Mr. Nordahl also has extensive experience in the computer and Internet industry. As a Managing Director at Unisource Business Networks BV from 1997 to 1998, he established and built the Unisource Business Data Network in Norway. From 1995 to 1997, Mr. Nordahl was President of Telia AS (Norway), Telia's subsidiary in Norway, where he supervised the building of an ATM backbone network with integrated voice and data services. From 1993 to 1995, Mr. Nordahl established and operated Creative Technology Management AS, which provided business development services for government and industrial organizations. Prior to establishing CTM, Mr. Nordahl held engineering, development and marketing positions with various companies, including IBM and telecommunications companies affiliated with Ericsson (L.M.) Telephone Co. and ITT Corp. Mr. Nordahl holds a First Honors Bachelor of Science degree from Heriot-Watt University, Edinburgh and has completed the INSEAD Advanced Management Program.
He is a citizen of Norway.

         JOACHIM W. BAUER has served as our Chief Financial Officer since March 1998 and has six years of experience in the telecommunications industry. From 1994 to 1998, Mr. Bauer served as Chief Financial Officer of Unisource Carrier Services. Before joining Unisource Carrier Services, Mr. Bauer held various management positions with IBM and its affiliates, including Controller of IBM (Switzerland). Mr. Bauer graduated from a commercial school in Zurich, was educated at IMEDE business school, Lausanne, Switzerland, and completed the senior executive program of the Swiss Executive School (SKU). Mr. Bauer holds a Certified Diploma in Accounting and Finance (CPA). He is a citizen of Germany.

         KEES VAN OPHEM has served as our Vice President, Purchase and General Counsel since March 1998, with responsibility for interconnection, licensing, legal affairs and carrier relations. Mr. van Ophem has eight years of experience in the telecommunications industry. Prior to joining us, he was Vice President, Purchase and General Counsel for Unisource Carrier Services from 1994 to 1998 and was on its management board from its inception in early 1994. From 1992 to 1994 Mr. van Ophem served as legal counsel to Royal PTT Nederland NV (KPN), with responsibility for the legal aspects of its start-up ventures in Hungary, Bulgaria, Czech Republic and Ukraine and the formation of Unisource Carrier Services. Prior to joining KPN, Mr. van Ophem worked at law firms in Europe and the United States. Mr. van Ophem holds a Juris Doctorate degree from the University of Amsterdam and, as a Fulbright scholar, a Master of Laws degree in International Legal Studies from New York University. He is a citizen of The Netherlands.

         NEIL E. CRAVEN has served as our Vice President, Business Development since March 1998 and has six years of experience in the telecommunications industry. From 1995 to 1998, Mr. Craven was a member of the management team at Unisource Carrier Services, initially responsible for Corporate Strategy and Planning and later serving as Vice President of Business Development. Prior to joining Unisource Carrier Services, Mr. Craven was employed by Siemens AG in Germany, where he worked on various international infrastructure projects. Mr. Craven has an Honors degree in Computer Engineering from Trinity College, Dublin and a Master of Business Administration degree from the Rotterdam School of Management. He is a citizen of Ireland.

         ALEX SCHMID has served as our Vice President, Strategic Development since December 1999 and has over seven years of experience in international telecommunications, Internet technology and media industry investments. Immediately prior to joining us, Mr. Schmid was the General Partner of personal investment vehicles targeting the technology, Internet, telecommunications and media industries. From February 1996 until September 1998, Mr. Schmid was a Managing Director and Head of Private Equity for the Bank Austria Group, where he was responsible for investing primarily in European telecommunications and telecommunications-related companies and investment vehicles. Mr. Schmid also served on the board of directors of Central Europe Telecom Investment L.P., a venture capital fund targeting investments in telecommunications and telecommunications-related companies in Central Europe. From August 1995 until February 1996, Mr. Schmid was a Vice President at AIG Capital Partners. From March 1993 until August 1995, Mr. Schmid was an Associate of the Private Equity Group at Creditanstalt. Mr. Schmid is a graduate of the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics.
He is a German citizen.

         PHILIP POULTER has served as our Managing Director of Sales, United Kingdom and Ireland since June 1998 and has over 30 years of experience in the telecommunications industry. Prior to joining us, Mr. Poulter was Operations Director of ACC Long Distance UK Ltd., a switch-based provider of telecommunications services, from December 1997 to June 1998. From March 1997 to December 1997, Mr. Poulter served as Network & Carrier Services Director of ACC. From August 1996 to March 1997, Mr. Poulter was Managing Director of Nelcraft Services Ltd., a provider of installation and maintenance services relating to the cable television and telecommunications industries. From March 1995 to August 1996, Mr. Poulter served as Carrier Manager of ACC. From 1993 to 1995, Mr. Poulter was employed as Sales Director for Business Communication for Videotron Corporation Ltd., a U.K. provider of cable television and telephony services. Prior to joining Videotron, Mr. Poulter held various management, sales and engineering positions, including more than fifteen years of experience in designing and implementing telecommunications switching and transmission systems for British Telecom. Mr. Poulter is a director of Carrier1 UK Ltd., a subsidiary of Carrier1 International. Mr. Poulter has a Final Certificate in Electronics and Communications from the London C & G Institute. He is a citizen of the United Kingdom.

         EDWARD A. GROSS has served as our Managing Director of Sales, Germany, Austria and Switzerland since May 1998 and has over 20 years of experience in the telecommunications and networking industries. Prior to joining us, Mr. Gross served as Sales Director, Germany for Unisource Carrier Services from December 1996 to May 1998. From March 1996 to December 1996, Mr. Gross served as Director of Customer Services Engineering-Central Europe for AT&T-Unisource. From 1992 to 1996, Mr. Gross was a member of the management team at Unisource Business Networks, where he was responsible for the start-up of operations in Germany and Austria and subsequently served as Director of Customer Services. Prior to joining Unisource Business Networks, Mr. Gross was employed by Unisys Corporation for more than 14 years, during which time he held various positions in network support and software development, primarily in Germany as well as South Korea and the United States. Mr. Gross holds a Bachelor of Science degree in

Management Studies from the University of Maryland and has completed the Accelerated Development Program at London Business School. He is a citizen of the United States.

         ISABELLE RUSSIER has served as our Managing Director of Sales, France since August 1998 and has four years of experience in the telecommunications industry. From November 1997 to July 1998, Ms. Russier was employed in London by ACC, where she handled various projects in its Business Development Europe Division. From December 1995 to October 1997, Ms. Russier was employed in France as General Manager of Sales for UNIFI Communications, Inc., a U.S.-based telecommunications value-added service provider. From 1992 to 1995, she worked for Apple Computer, Inc., most recently as a Regional Sales Director, and from 1987 to 1992, she was employed by Intel Corp. in a variety of sales positions. Ms. Russier holds an Engineering degree in Microelectronics and a European Master of Business Administration degree (ISA) from the HEC School of Management. She is a citizen of France.

         MARCUS J. GAUW has served as our Managing Director of Sales, Benelux since June 1999 and prior to that had served as our Managing Director of Sales, Internet, since May 1998. He has 14 years of experience in the telecommunications industry. From 1996 to 1998, Mr. Gauw served as Sales Manager for Internet Transit Services at AT&T-Unisource, and from 1994 to 1996, he served as Sales Manager, Voice Services at AT&T-Unisource. From 1992 to 1994, Mr. Gauw was a Senior Sales Consultant for Unisource Business Networks. Prior to joining Unisource Business Networks, Mr. Gauw was employed by KPN for approximately seven years, during which time he held various positions in sales and marketing. Mr. Gauw holds a Bachelor's degree in Telecommunications and Electronics from Hogere Technische School, Alkmaar, The Netherlands.
He is a citizen of The Netherlands.

         CARLOS COLINA has served as our Acting Managing Director of Sales, North America since March 1999 and before that as its Manager, Carrier Sales-North America since September 1998. He has over 24 years of experience in the telecommunications industry. Prior to joining us, Mr. Colina handled various sales and marketing assignments with AT&T, including responsibility for directing AT&T's efforts in the assessment and analysis of the international business switched services marketplace from 1993 to 1998. Mr. Colina has extensive training in voice and data communications and holds a Bachelor's degree in Information Sciences from Fordham University. He also has completed the Wharton School of Business/AT&T business education program. He is a citizen of the United States.

         OSCAR ESCRIBANO has served as our Managing Director of Sales, Spain and Portugal since December 1999 and has 13 years experience in the telecommunications industry. Prior to joining us, Mr. Escribano held various positions in sales management at Unisource Carrier Services from 1995 to 1999, among them Director of Sales for Internet Services and Director of Sales Southern Europe. From 1986 to 1995, he worked for Telefonica, where he served as Project Manager for planning and procurement of fixed telephony and data networks, as well as satellite communications. Prior to his involvement in the telecommunications industry, Mr. Escribano worked 4 years as an engineer in the field of Safety of Nuclear Power Plants. Mr. Escribano holds an Engineering degree in Power and Energy from the Politechnical University of Madrid.
He is a citizen of Spain.

         THOMAS SVALSTEDT has served as our Managing Director of Sales for the Nordic and Baltic Regions since April 1999 and has 23 years of experience in the telecommunications industry. Prior to joining us, Mr. Svalstedt was the Managing Director for Corporate Business and a member of the Management Board at Telecom Eireann in Ireland from 1997 to 1999. From 1993 to 1997, he was the Nordic Region's Managing Director for Unisource. Mr. Svalstedt was the Sales Director for Telia Megacom, Telia's company for corporate business customers, from 1991 to 1993. From 1976 to 1991, Mr. Svalstedt held various positions in sales management and project management at the Telia Group and for different data communications companies in the Nordic Region. Mr. Svalstedt holds a Masters Degree in Business Administration from the Stockholm School of Economics. He is a citizen of Sweden.

         SEBASTIANO GALANTUCCI has served as our Managing Director of Sales for Italy and Greece since January 1 2000. He has 12 years of experience in the telecommunications industry. Prior to joining us, Mr. Galantucci held various positions in sales and marketing management at Telecom Italia and Telemedia International, most recently as Area Sales Manager for International Accounts from December 1998 to December 1999. From 1995 to 1998, Mr. Galantucci worked in Singapore and then Hong Kong for the Asia Pacific Area of Telemedia where he served as a Marketing & Sales Manager and Senior Marketing Manager, respectively. Prior to working overseas, Mr. Galantucci worked from 1987 to 1993 in planning and project implementation for Telecom Italia in Milan, Italy. Mr. Galantucci holds a Degree in Business Administration from the Cattolica University of Milan and a Diploma in Marketing from the University of Hong Kong. He is a citizen of Italy.

         GLENN M. CREAMER has served as a director of Carrier1 International since August 1998. Mr. Creamer has been a Managing Director of Providence Equity Partners Inc. since its inception in 1996 and is also a General Partner of Providence Ventures L.P., which was formed in 1991. Mr. Creamer is a director of American Cellular Corporation, Celpage, Inc., Epoch Networks, Inc., Hubco S.A., Wireless One Network L.P. and Worldwide Fiber Inc. Mr. Creamer received a Bachelor of Arts degree from Brown University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. He is a citizen of the United States.

         JONATHAN E. DICK has served as a director of Carrier1 International since August 1998. Mr. Dick has been a Managing Director of Primus Venture Partners, Inc. since December 1993. Prior to joining Primus in June 1991, Mr. Dick held various positions in sales management at Lotus Development Corporation. Mr. Dick is also a director of Entek IRD International Corporation, Ingredients.com, Paycor, Inc., PlanSoft Corporation and Spirian Technologies, Inc. Mr. Dick received a Bachelor of Science degree in Applied Mathematics and Economics from Brown University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. He is a citizen of the United States.

         MARK A. PELSON has served as a director of Carrier1 International since August 1998. Mr. Pelson is a Principal of Providence Equity Partners Inc., which he joined in August 1996. Prior to 1996, Mr. Pelson was a co-founder and director, from 1995 to 1996, of TeleCorp., Inc., a wireless telecommunications company, and from 1989 to 1995 served in various management positions with AT&T, including most recently as a general manager of strategic planning and mergers and acquisitions. Mr. Pelson is a director of Madison River Telephone Company, L.L.C., GlobeNet Communications Group Limited and Language Line Holdings, LLC. Mr. Pelson received a Bachelor of Arts degree from Cornell University and a Juris Doctorate from Boston University. Mr. Pelson is the son of Victor A. Pelson. He is a citizen of the United States.

         VICTOR A. PELSON has served as a director of Carrier1 International since January 1999. Mr. Pelson is a Senior Advisor to Warburg Dillon Read LLC., an investment banking firm. He was a Director and Senior Advisor of Dillon, Read & Co. Inc. at the time of its merger in 1997 with SBC Warburg. Before joining Dillon, Read in April 1996, Mr. Pelson was associated with AT&T from 1959 to March 1996, where he held a number of executive positions, including Group Executive and President responsible for the Communications Services Group, Executive Vice President and member of the Management Executive Committee. At his retirement from

AT&T, Mr. Pelson was Chairman of Global Operations (for what is now AT&T, Lucent Technologies and NCR) and a member of the board of directors. Mr. Pelson is also chairman of the board of trustees of New Jersey Institute of Technology and a director of Eaton Corporation, Dun & Bradstreet Corporation and United Parcel Service, Inc. and Dynatech Corporation. Mr. Pelson received a Bachelor of Science degree in Mechanical Engineering from New Jersey Institute of Technology and a Master of Business Administration degree from New York University. Mr. Pelson is the father of Mark A. Pelson. He is a citizen of the United States.

         THOMAS J. WYNNE has served as a director of Carrier1 International since January 1999. Mr. Wynne is currently a partner with Sycamore Creek Development Co. He was President and Chief Operating Officer of LCI International Inc. and its subsidiaries from July 1991 to October 1997. From 1977 to 1991, Mr. Wynne held several executive positions with MCI Communications Corp., including President of the West Division, Vice President of Sales and Marketing for the Mid-Atlantic Division, and Vice President in the Midwest Division. Mr. Wynne holds a Bachelor of Science degree in Political Science from St. Joseph's University. He is a citizen of the United States.

BOARD OF DIRECTORS

         The general affairs and business of Carrier1 International are managed by the board of directors. Carrier1 International's articles of incorporation provide for at least three directors appointed by a general meeting of shareholders for terms no greater than six years. Under the articles, the number and terms of directors are to be determined, and each director may be reelected or removed at any time, by a general meeting of shareholders. Directors are not required to hold any shares in Carrier1 International by way of qualification. Carrier1 International is bound by the joint signature of two directors or the sole signature of a managing director for ordinary course management decisions, if one has been appointed by the board. Carrier1 International currently has six directors and has no persons appointed as corporate officers. Each director was appointed to hold office for a term of 6 years.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board has recently established an audit committee. The audit committee, consisting of Messrs. Dick, Wynne and M. Pelson, is responsible for reviewing the services provided by our independent auditors, our annual financial statements and our system of internal accounting controls.

COMPENSATION OF DIRECTORS

         Carrier1 International will reimburse the members of the board for their reasonable out-of-pocket expenses incurred in connection with attending board meetings. Additionally Carrier1 International maintains directors' and officers' liability insurance. Carrier1 International has granted 20,000 options to purchase shares to each of Messrs. Wynne and V. Pelson. Members of the board receive no other compensation for services provided as a director.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, our Chief Executive Officer and our other four most highly compensated executive officers during the periods from March 4, 1998 through December 31, 1998 and from January 1, 1999 through December 31, 1999. During 1998, these individuals held options in Carrier One, LLC, which in turn held substantially all of the equity of Carrier1 International. Pursuant to a restructuring of our management equity, these options for Carrier One, LLC interests were cancelled and equivalent options for shares of Carrier1 International were issued in their place. The economic terms of these new options are substantially the same as the terms of the Carrier One, LLC options.

                                                                        SHORT TERM                      LONG TERM
                                                                       COMPENSATION                    COMPENSATION
                                                                --------------------------  ---------------------------------
                                                                              OTHER ANNUAL  SECURITIES
                                                                              COMPENSATION  UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION          PERIOD(A)    SALARY(B)     BONUS(B)         (B)(C)       OPTIONS         COMPENSATION(E)
---------------------------          ---------    ---------     --------      ------------  ----------        ---------------
Stig Johansson..................        1999      $279,603      $43,339          $27,938      355,555            $72,823
   PRESIDENT AND CHIEF EXECUTIVE        1998       245,569       46,044           22,188          (d)             39,550
OFFICER
Eugene A. Rizzo.................        1999       197,368       30,592           26,723      355,555             31,649
   VICE PRESIDENT, SALES AND            1998       173,343       32,502           22,188          (d)             27,248
MARKETING
Terje Nordahl...................        1999       171,051       26,513           25,263      177,777             37,666
   CHIEF OPERATING OFFICER              1998       135,207       25,352           19,969          (d)             24,248
Joachim W. Bauer................        1999       171,051       26,513           26,245      355,555             40,380
   CHIEF FINANCIAL OFFICER              1998       150,230       28,168           23,147          (d)             34,793
Kees van Ophem..................        1999       171,051       26,513           25,111      355,555             16,788
   VICE-PRESIDENT, PURCHASE AND         1998       150,230       28,168           22,188          (d)             14,756
GENERAL COUNSEL

-----------

(a) Short term compensation for the 1998 period relates to the period from March 4, 1998 through December 31, 1998 except in the case of Terje Nordahl, for whom the relevant 1998 period was March 26, 1998 through December 31, 1998.

(b) We record this compensation expense in Swiss Francs. The U.S. dollar amounts shown for 1998 were calculated using an average exchange rate of $0.69337 to SFr1, and for 1999 were calculated using an average exchange rate of $0.65789 to SFr1.

(c) Consists of general business expenses and contributions under a health plan for our executive officers. Business expenses consist of car and travel expenses in the following approximate amounts, in thousands:

                                                       1998          1999
                                                      ------        ------
Stig Johansson ...........................            $ 22.2        $ 27.9
Eugene A. Rizzo ..........................              22.2          26.7
Terje Nordahl ............................              20.0          25.3
Joachim W. Bauer .........................              22.2          26.2
Kees van Ophem ...........................              22.2          25.1

(d) Pursuant to the equity restructuring, options to purchase Carrier One, LLC interests, which were granted to each executive in 1998, have been cancelled and were replaced by the economically equivalent options shown above as granted in 1999.

(e)      Consists of contributions under a defined contribution pension plan.


STOCK OPTION GRANTS AND FISCAL YEAR-END VALUES

         The following tables set forth information regarding grants of options to purchase shares of Carrier1 International and the fiscal year-end value of such options, which were granted to the executive officers listed in the Summary Compensation Table above pursuant to the 1999 share option plan to replace options to purchase Carrier One, LLC interests pursuant to a restructuring of our management equity. The economic terms of these new options are substantially the same as the terms of the Carrier One, LLC options. Options vest in equal annual installments over the five years ending on the fifth anniversary of the grant date of the predecessor options, subject to the executive's continuing employment.

                              OPTION GRANTS IN 1999

                                              INDIVIDUAL GRANTS
                         ------------------------------------------------------------
                                        PERCENT OF
                         NUMBER OF         TOTAL
                         SECURITIES       OPTIONS
                         UNDERLYING     GRANTED TO      EXERCISE                         PRESENT VALUE
                          OPTIONS        EMPLOYEES       PRICE                            AT DATE OF
NAME                      GRANTED         IN 1999      ($/SHARE)      EXPIRATION DATE       GRANT(A)
----                      -------         -------      ---------      ---------------    -------------
Stig Johansson......      355,555          14.4%          $2.0         March 4, 2008      $106,666.65
Eugene A. Rizzo.....      355,555          14.4%           2.0         March 4, 2008       106,666.65
Terje Nordahl.......      177,777           7.2%           2.0         March 26, 2008       53,333.25
Joachim W. Bauer....      355,555          14.4%           2.0         March 4, 2008       106,666.65
Kees van Ophem......      355,555          14.4%           2.0         March 4, 2008       106,666.65

----------

(a) The fair value of options grants is estimated on the date of the grant of the economically equivalent predecessor options to purchase Carrier One, LLC interests, using the minimum value option-pricing model, as allowed under SFAS 123 for nonpublic companies, for pro-forma footnote purposes with the following assumptions used: dividend yield of 0%, risk-free interest rate of 5.53%, and expected option life of 5 years.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF
                                                             SECURITIES                  VALUE OF
                                                             UNDERLYING                 UNEXERCISED
                                                             UNEXERCISED                IN-THE-MONEY
                                                           OPTIONS/SARS AT             OPTIONS/SARS AT
                                                          DECEMBER 31, 1999           DECEMBER 31, 1999
                                                      -------------------------    ------------------------
                               SHARES
                             ACQUIRED ON    VALUE
NAME                          EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                          --------     --------   -------------------------    -------------------------
Stig Johansson...........        0            $0            71,111/284,444           $2,726,395/10,905,583
Eugene A. Rizzo..........        0             0            71,111/284,444            2,726,395/10,905,583
Terje Nordahl............        0             0            35,555/142,222            1,363,179/5,452,791
Joachim W. Bauer.........        0             0            71,111/284,444            2,726,395/10,905,583
Kees van Ophem...........        0             0            71,111/284,444            2,726,395/10,905,583

         Carrier1 International has authorized the issuance of options for up to 2,747,222 shares of Carrier1 International pursuant to its 1999 share option plan dated as of December 30, 1998. As of December 31, 1999, Carrier1 International had outstanding options for a total of 2,478,468 shares under the 1999 share option plan and we are completing the process of granting an additional 97,000 options to new employees. We expect to grant additional options to employees. Carrier1 International has also issued options to acquire 20,000 shares to each of Messrs. Wynne and V. Pelson outside the scope of the 1999 share option plan. See "Item 13. Certain Relationships and Related Transactions-Equity Investments-1999 Share Option Plan."

EMPLOYMENT AGREEMENTS

         Each of Stig Johansson, Eugene A. Rizzo, Terje Nordahl, Joachim W. Bauer and Kees van Ophem has entered into an employment agreement with a wholly owned subsidiary of Carrier1 International. The employment agreements provide that the executive shall serve in his current capacity and that the executive shall be paid base salary, bonus and pension plan contributions as set forth in the Summary Compensation Table. Such agreements include, among others, the following terms:

TERM. The employment agreements continue for an unspecified period of time and may be terminated by either party upon six months' notice.

NONDISCLOSURE, NONCOMPETITION AND NONSOLICITATION COVENANTS. Each of the above executives has agreed that during his period of employment and the eighteen months thereafter he will not participate in any business that is engaged in the provision of international long distance telecommunications services or that is otherwise in competition with any business conducted by Carrier One, LLC or its subsidiaries. Additionally, each of the above executives has agreed that during this non-compete period, he will not induce or attempt to induce any of our employees to leave our employ, nor will he attempt to induce any of our suppliers, distributors or customers to cease doing business with us. Each of the above executives has also agreed that he will refrain from disclosing confidential information. In addition, each of the above executives is subject to nondisclosure, noncompetition and nonsolicitation covenants pursuant to deeds of covenant entered into among Carrier One, LLC, Carrier One Limited, Providence and the executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Carrier1 International does not have a compensation committee. The compensation of executive officers and other of our key employees is determined by the board. Stig Johansson, our President and Chief Executive Officer, is currently a member of the board and has participated in such determinations. See "Certain Relationships and Related Transactions" for a description of transactions involving some members of the board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the shares of Carrier1 International, as of March 22, 2000 by:

                  (1) each person known to Carrier1 International to own beneficially more than 5% of Carrier1 International's outstanding shares,

                  (2) each director of Carrier1 International,

                  (3) each executive officer of Carrier1 International listed in the Summary Compensation Table under "Management" above, and

                  (4) all executive officers and directors of Carrier1 International as a group.

         All information with respect to beneficial ownership has been furnished to us by the respective shareholders of Carrier1 International.

                                                                     NUMBER OF          PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                               SHARES             OF SHARES
---------------------------------------                           --------------      --------------
Carrier One, LLC...........................................          28,272,087            69.8%
   c/o Providence Equity Partners Inc.
   901 Fleet Center
   50 Kennedy Plaza
   Providence, RI 02903
Providence Equity Partners L.P.(3).........................          28,272,088            69.8
   901 Fleet Center
   50 Kennedy Plaza
   Providence, RI 02903
Jonathan M. Nelson(3)......................................          28,272,088            69.8
Paul J. Salem(3)...........................................          28,272,088            69.8

NAME OF EXECUTIVE OFFICER OR DIRECTOR
Stig Johansson(4)..........................................             176,352             *
Eugene A. Rizzo(4).........................................             176,352             *
Terje Nordahl(4)...........................................             105,240             *
Joachim Bauer(4)...........................................             176,352             *
Kees van Ophem(4)..........................................             176,352             *
Glenn M. Creamer(3)........................................          28,272,088            69.8
Jonathan E. Dick...........................................               --                --
Mark A. Pelson.............................................               --                --

Victor A. Pelson(5)........................................               8,000             *
Thomas J. Wynne(5).........................................               8,000             *
All directors and executive officers as a group (12 persons)         29,275,088            70.2

----------

* Less than one percent.

(1) "Beneficial owner" refers to a person who has or shares the power to vote or direct the voting of a security or the power to dispose or direct the disposition of the security or who has the right to acquire beneficial ownership of a security within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 22, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Carrier One, LLC is the direct beneficial owner of 30,399,999 shares and Providence Equity Partners L.P. ("Providence L.P.") is the direct beneficial owner of 1 share. Providence L.P. is the majority Class A Unit holder of Carrier One, LLC, and by virtue of such status may be deemed to be the beneficial owner of the shares in which Carrier One, LLC has direct beneficial ownership. Providence Equity Partners L.L.C. ("PEP LLC") is the general partner of Providence L.P., and by virtue of such status may be deemed to be the beneficial owner of the shares in which Providence L.P. has direct or indirect beneficial ownership. Jonathan M. Nelson, Glenn M. Creamer and Paul J. Salem may be deemed to share voting and investment power with respect to the shares in which PEP LLC has direct or indirect beneficial ownership. Each of Jonathan M. Nelson, Glenn M. Creamer, Paul J. Salem, PEP LLC and Providence L.P. disclaims such deemed beneficial ownership. The address of Messrs. Nelson and Salem is c/o Providence Equity Partners Inc., 901 Fleet Center, 50 Kennedy Plaza, Providence, RI 02903.

(4) Includes 34,130 shares and an additional 142,222 shares (71,110, in the case of Mr. Nordahl) issuable to each such person upon exercise of options which are exercisable within 60 days.

(5) Consists of options exercisable within 60 days that Carrier1 International has issued to each of Thomas J. Wynne and Victor A. Pelson out of a total of 40,000 shares (20,000 shares each).


BENEFICIAL OWNERSHIP OF CARRIER ONE, LLC, THE MAJORITY SHAREHOLDER OF CARRIER1 INTERNATIONAL

         The following table sets forth certain information regarding the beneficial ownership of Class A Units (the "Class A Units") of Carrier One, LLC, the majority shareholder of Carrier1 International, as of December 31, 1999 by:

(1)      each director of Carrier1 International,

(2) each executive officer of Carrier1 International listed in the Summary Compensation Table under "Management" above,

(3) all directors and executive officers of Carrier1 International as a group as of December 31, 1999, and

(4) each person known to Carrier1 International to own beneficially more than 5% of Carrier One, LLC's Class A Units.

                                                                                     PERCENTAGE OF
NAME OF DIRECTOR/EXECUTIVE OFFICER(1)                           NUMBER OF UNITS        UNITS(1)
-------------------------------------                           ---------------      -------------
Stig Johansson.................................................             -              -
Eugene A. Rizzo................................................             -              -
Terje Nordahl..................................................             -              -
Joachim Bauer..................................................             -              -
Kees van Ophem.................................................             -              -
Glenn M. Creamer (2)...........................................    50,000,000             82.24%
Jonathan E. Dick...............................................             -              -
Mark A. Pelson.................................................             -              -
Victor A. Pelson...............................................       100,000              *
Thomas J. Wynne (3)............................................       400,000              *
All directors and executive officers as a group (12 persons)...    50,500,000             83.55%

NAME AND ADDRESS OF BENEFICIAL OWNER
Providence Equity Partners, L.P. (2)...........................     49,312,400            81.11%
   901 Fleet Center
   50 Kennedy Plaza
   Providence, RI 02903
Jonathan M. Nelson (2).........................................     50,000,000            82.24%
Paul J. Salem (2)..............................................     50,000,000            82.24%
Primus Capital Fund IV Limited Partnership (4).................      9,600,000            15.79%
   5900 Landerbrook Drive,
   Suite 200
   Cleveland, OH 44124-4020

----------

*        Less than one percent.

(1)      Based upon 60.8 million Class A Units outstanding.

(2) Providence L.P. holds 49,312,400 Class A Units, and another fund managed by Providence holds 687,600 Class A Units. PEP LLC is the general partner of Providence L.P. and the other fund, and by virtue of such status may be deemed to be the beneficial owner of the Class A Units in which Providence L.P. and the other fund have direct or indirect beneficial ownership. Jonathan M. Nelson, Glenn M. Creamer and Paul J. Salem may be deemed to share voting and investment power with respect to the Class A Units in which PEP LLC has direct or indirect beneficial ownership. Each of Jonathan M. Nelson, Glenn M. Creamer, Paul J. Salem and PEP LLC disclaims such deemed beneficial ownership.

(3) Thomas J. Wynne holds (directly or through trusts organized for the benefit of family members) 400,000 Class A Units. These Class A Units do not include additional options that Carrier1 International has issued to Mr. Wynne for a total of 40,000 shares. Mr. Wynne disclaims beneficial ownership in any Class A Units held in any such trusts.

(4) Primus Capital Fund IV Limited Partnership ("Primus Capital LP") holds 9,600,000 Class A Units and another fund managed by Primus holds 400,000 Class A Units. Primus Venture Partners IV Limited Partnership ("Primus Venture LP") is the general partner of Primus Capital LP and the other fund, and Primus Venture Partners IV, Inc. ("Primus Venture Inc.") is the General Partner of Primus Venture LP. By virtue of such status, either of Primus Venture LP or Primus Venture Inc. may be deemed to be the beneficial owner of the Class A Units in which Primus Capital LP and the other fund have beneficial ownership. Each of Primus Venture LP and Primus Venture Inc. disclaims such deemed beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EQUITY INVESTMENTS

         As of December 31, 1999, shares of Carrier1 International were held by Carrier1's management and employees, Providence Equity Partners L.P. (which holds one share) and Carrier One, LLC. Messrs. Johansson, Bauer, Rizzo, van Ophem, Craven, Nordahl, Gross and Poulter are among the management that have subscribed and paid for outstanding shares.

         Carrier One, LLC is the vehicle through which Providence and Primus participate in the equity investment in Carrier1 International. In addition, Thomas J. Wynne and Victor A. Pelson, who are directors of Carrier1 International, hold interests in Carrier One, LLC through arrangements arrived at separately with Providence and Primus. Mr. Wynne owns (directly or through trusts organized for the benefit of family members) 400,000 Class A Units in Carrier One, LLC, acquired at a purchase price of $1.00 per Class A Unit. Mr. Wynne disclaims beneficial ownership of any Class A Units in any such trusts. Mr. Pelson owns 100,000 Class A Units in Carrier One, LLC, acquired at a purchase price of $1.00 per Class A Unit. Messrs. Wynne and Pelson do not directly hold any outstanding shares of Carrier1 International.

         In 1999, we completed a restructuring of our management equity arrangements. Pursuant to this restructuring, each of Messrs. Johansson, Bauer, Rizzo, van Ophem, Craven, Nordahl, Gross and Poulter in effect exchanged his equity interests and options that he had held in Carrier One, LLC to acquire an equivalent dollar amount of shares and options to purchase shares of Carrier1 International. Each effected this exchange through a series of transactions with Carrier One, LLC, Providence and Primus and Carrier1 International. These individuals' portions of the total equity investment in Carrier1 International did not change significantly as a result of this restructuring, but each of these individuals holds shares and options to acquire shares of Carrier1 International directly. In addition, Carrier1 International has granted Thomas
J. Wynne and Victor A. Pelson options to purchase a total of 40,000 shares of Carrier1 International (20,000 shares for each), at $2.00 per share.

         1999 SHARE OPTION PLAN

         The board of Carrier1 International has adopted the 1999 share option plan, dated as of December 30, 1998, under which we and related companies of the consolidated Carrier1 group may grant to any employee or director options for shares of Carrier1 International or other equity securities issued by Carrier1 International. The option plan is administered by the board or a committee appointed by the board, and authorizes the board or such committee to issue options in such forms and on such terms as determined by the board or such committee. The board or such committee may determine the number of options to grant. During 1999, the board raised the maximum number of shares issuable pursuant to the option plan from 2,222,222 to 2,747,222 shares. The per share exercise price for the options may not be less than $2.00. If options are to be granted to an employee of a subsidiary, such subsidiary will grant such options instead of Carrier1 International. Carrier1 International will grant the subsidiary options to acquire shares to meet its option obligations at a per share exercise price based upon an agreed fair market value (or, failing agreement, a fair market value determined by the board). Options granted under the option plan will vest in five equal annual installments beginning on the first anniversary of the date of commencement of employment. Options will expire if not exercised within 10 years of the grant, or on an earlier date as specified by the board or the committee. If the employment of a participant is terminated for any reason, all unvested options will immediately expire and vested options must be exercised within a particular number of days, which number will vary depending on the reasons for termination. Subject to certain exceptions, options will be nontransferable during the life of an optionee except pursuant to a valid domestic relations order. Upon an optionee's death, disability or termination of employment, the subsidiary which employs the optionee, or its designee, will have the right to repurchase all shares held by the optionee, whether or not such shares were acquired pursuant to the exercise of options. Under Luxembourg law, Carrier1 International and certain subsidiaries may be precluded from exercising such right directly.

         As of December 31, 1999, we have granted options pursuant to the option plan to acquire 2,478,468 shares at exercise prices ranging from $2.00 to $40.34 per share plus applicable capital duty (currently 1% of the subscription price payable to Carrier1 International by the subsidiary granting the applicable option).

We are completing the process of granting an additional 97,000 options to new employees and we intend to grant additional options in the future.

         SECURITIES PURCHASE AGREEMENT

         Carrier1 International, Carrier One, LLC and employee investors have entered into the securities purchase agreement (effective as of March 1, 1999) under which Carrier One, LLC and each employee investor has purchased a specified number of shares at prices ranging from $2.00 to $10.00 per share, for an aggregate purchase price of approximately $6.0 million. As part of the restructuring of the management equity arrangements described above, each of Messrs. Johansson, Bauer, Rizzo, van Ophem, Craven, Nordahl, Gross, and Poulter, in effect, exchanged 68,260 Class A Units (at $1.00 per unit) of Carrier One, LLC to acquire, pursuant to the securities purchase agreement, 34,130 shares (at $2.00 per share). Carrier1 International intends in the future to issue additional shares to employees that are or become party to the securities purchase agreement. The securities purchase agreement also contains provisions relating to the completion of the equity investment in Carrier1 International by Carrier One, LLC in which Providence, Primus and Messrs. Wynne and Pelson have membership interests. The $60 million equity investment by Providence and Primus was completed in February 1999. Carrier One, LLC has paid in an additional $800,000 to the capital of Carrier1 International and received 400,000 shares. The securities purchase agreement provides that Carrier1 International will indemnify Carrier One, LLC and employee investors for, among other things, losses related to any transaction financed or to be financed with proceeds from the sale of securities purchased pursuant to the securities purchase agreement or any related agreement and environmental losses. The securities purchase agreement contains customary conditions, representations and warranties.

         REGISTRATION RIGHTS AGREEMENT

         Carrier1 International, Carrier One, LLC, and Messrs. Johansson, Bauer, Rizzo, van Ophem, Craven, Nordahl, Gross, Poulter, Wynne and Pelson, as the original investors, have entered into a registration rights agreement, effective as of March 1, 1999. The registration rights agreement provides that Carrier One, LLC may at any time request registration under the Securities Act of its shares and certain other equity securities. In addition, the registration rights agreement gives certain piggyback registration rights to Carrier One, LLC and the original investors and, at the request of certain original investors, possibly additional employees party to the securityholders' agreement described below. The original investors do not, however, have piggyback rights in connection with an initial public offering. The registration rights agreement contains provisions governing the registration statement filing process. Among other things, it provides that Carrier1 International will bear all registration expenses and expenses for each piggyback registration in which Carrier One, LLC or any of the original investors participate, other than underwriting discounts and commissions, in connection with its obligations under the registration rights agreement.

         SECURITYHOLDERS' AGREEMENT

         In connection with the securities purchase agreement, Carrier1 International has entered into a securityholders' agreement, effective as of March 1, 1999, with Messrs. Wynne and Pelson, the employee investors and Carrier One, LLC. This agreement places restrictions on employee investors' ability to transfer their securities without the prior written consent of the board except under special circumstances. Transfers of securities are subject to the right of first refusal by Carrier One, LLC or its transferee. Carrier One, LLC will also benefit from preemptive rights in certain other circumstances. This agreement also provides that the employee investors will (i) consent to and raise no objections to a sale of Carrier1 International approved by the board and (ii) comply with a board request to pledge their securities to secure financing to be provided to Carrier1 International. Employee investors have tag-along rights in the event of sales by Carrier One, LLC or its members of securities if a change of control is involved. Finally, under this agreement, the employee investors agree not to disclose confidential information of, compete with, or solicit employees or customers from Carrier One, LLC or Carrier1.

EPOCH PEERING ARRANGEMENT

         We have entered into a peering arrangement with Epoch Networks. The contract with Epoch Networks provides for the free exchange of Internet traffic between us and Epoch Networks. A fund managed by Providence that holds a majority of the Class A Units of Carrier One, LLC and another fund managed by Providence that also holds an interest in Class A Units of Carrier One, LLC own a combined 19% of the outstanding equity of Epoch Networks. Glenn Creamer, one of our directors, is also a director of Epoch.

DATA CENTER FACILITIES JOINT VENTURE

         We are developing our network of data centers in major European markets through our Hubco joint venture. Hubco intends to build up to 20 to 25 facilities, generally ranging in size from 100,000 to 350,000 square feet in major markets in Europe during 2000 and 2001. We expect to have a minimum of between 10,000 and 25,000 square feet for our use and the use of our customers in each facility. We expect to connect each facility to our fiber optic network. As a strategic anchor tenant in these facilities, we will have favorable rents and rights to additional space. We can opt not to be a strategic anchor tenant in some planned locations and, if we wish to build data centers in additional locations, we have given Hubco the right of first refusal to construct them.

         We expect to compete with Hubco and another of our joint venture partners in providing data center capabilities. The joint venture agreement permits us to do so, with some exceptions. Moreover, we will be entitled to retain the benefits of our strategic anchor tenant status unless we default or we cease to be a Hubco shareholder or we acquire or are acquired by a company that competes with Hubco.

         Our partners in Hubco include an investment vehicle for funds managed by Providence and Primus. Glenn Creamer, one of our directors, is a director of Hubco.

WORLDWIDE FIBER BACKHAUL AGREEMENT

         In December 1999, we entered into an agreement with Worldwide Fiber Networks (UK) Limited, a wholesale managed bandwidth services provider with substantial North American and transatlantic assets, under which we will provide bandwidth from the point of termination of its transatlantic capacity in London, to destinations across Europe. We expect to commence transmission pursuant to this agreement in March 2001 and, as one of their major providers of European backhaul capacity, expect to deliver a substantial amount of bandwidth over the 15 year term of the agreement. Under the agreement, Worldwide Fiber has the option to swap excess transatlantic capacity for four strands of fiber on our German network or a combination of two strands of fiber and a 10 Gbps wavelength once it has purchased a total of 100 STM-1s. A fund managed by Providence owns approximately 4.5% of the outstanding common stock of Worldwide Fiber Inc. Glenn Creamer, one of our directors, is also a director of Worldwide Fiber Inc.

OTHER TRANSACTIONS

         Carrier One, LLC advanced a loan of $68,260, bearing interest at 12%, to Mr. van Ophem, evidenced by a promissory note dated June 30, 1998, to finance his original equity investment in Carrier One, LLC. Mr. van Ophem is required to repay principal and interest on the loan in five equal annual installments of $18,936 commencing July 1, 2001. Effective as of March 1, 1999, Carrier1 International GmbH became the creditor with respect to the loan. As of December 31, 1999, Mr. van Ophem owed $68,260 to Carrier1.

         During the year ended December 31, 1999 and during the period ended December 31, 1998, we reimbursed Providence and Primus for expenses incurred in connection with our formation and the negotiation of certain agreements we entered into. Such reimbursements totaled $96,000 and $339,000, respectively, and were expensed as selling, general and administrative expenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial statements

         The following financial statement and schedules of the Company are included as Appendix A to this Report.

         I.       Consolidated Balance Sheets--December 31, 1999 and 1998.

         II. Consolidated Statements of Operations--Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

         III. Consolidated Statement of Shareholders' Equity (Deficit)-- Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

         IV. Consolidated Statements of Cash Flows--Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

         V.       Notes to Consolidated Financial Statements.

         (2)      Financial statement schedules

Schedule II - Valuation and Qualifying Accounts (See Appendix A)

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or related notes and therefore has been omitted.

         (3) Exhibits


      EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------

         3.1 Articles of Incorporation of Carrier1 International S.A. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 333-94541) (the "Registrant's Form S-1")).*
         4.1 Indenture, dated as of February 19, 1999, between Carrier1 International S.A. and the Chase Manhattan Bank, as Trustee, relating to Carrier1 International S.A.'s 13 1/4% Senior Dollar Notes Due 2009 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-75195) (the "Registrant's Form S-4"))*
         4.2 Form of 13 1/4% Senior Dollar Note (included in Exhibit 4.1 to the Registrant's Form S-1)
         4.3 Indenture, dated as of February 19, 1999, between Carrier1 International S.A. and the Chase Manhattan Bank, as Trustee, relating to Carrier1 International S.A.'s 13 1/4% Senior Euro Notes Due 2009 (filed as Exhibit 4.3 to the Registrant's Form S-4)*
         4.4 Form of 13 1/4% Senior Euro Note (included in Exhibit 4.3 to the Registrant's Form S-1)
         4.5 Notes Registration Rights Agreement, dated February 12, 1999, among Carrier1 International S.A., Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Warburg Dillon Read LLC and Bear, Stearns & Co. Inc. (filed as Exhibit 4.5 to the Registrant's Form S-4)*
         4.6 U.S. Dollar Collateral Pledge and Security Agreement, dated as of February 19, 1999, among Carrier1 International S.A., The Chase Manhattan Bank, as Trustee and The Chase Manhattan Bank, as securities intermediary (filed as Exhibit 4.6 to the Registrant's Form S-4)*
         4.7 Euro Collateral Pledge and Security Agreement, dated as of February 19, 1999, among Carrier1 International S.A., The Chase Manhattan Bank, as Trustee and The Chase Manhattan Bank AG, as securities intermediary (filed as Exhibit 4.7 to the Registrant's Form S-4)*
         4.8 Loan Agreement, dated June 25, 1999, between Carrier1 International S.A. as Borrower, the Lenders and Financial Institutions named therein, and Nortel Networks Inc. as Agent (filed as Exhibit 4.8 to the Registrant's Form S-4)*
         4.9 Credit Agreement, dated as of December 21, 1999, among Carrier1 International S.A., certain of its subsidiaries as Borrowers and certain of its subsidiaries as Guarantors, the Lenders and Financial Institutions named therein, and Morgan Stanley Senior Funding, Inc. and Citibank, N.A. as Lead Arrangers and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Security Agent (filed as Exhibit 4.9 to the Registrant's S-1).*
         10.1 Dollar Warrant Agreement, dated as of February 19, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.1 to the Registrant's Form S-4)*

         10.2 Euro Warrant Agreement, dated as of February 19, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.2 to the Registrant's Form S-4)*
         10.3 Warrants Registration Rights Agreement, dated as of February 12, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.3 to the Registrant's Form S-4)*
         10.4     Carrier1 International S.A. 1999 Share Option Plan (filed as
                  Exhibit 10.4 to the Registrant's Form S-4)*
         10.5 Master Option Agreement, dated as of December 30, 1998, among Carrier1 International S.A., Carrier One LLC, Carrier1 International GmbH, Carrier1 B.V., Carrier1 France S.A.R.L., Carrier1 U.K. Limited and Carrier1 GmbH & Co. AG (filed as
                  Exhibit 10.5 to the Registrant's Form S-4)*
         10.6 Form of Option Agreement (filed as Exhibit 10.6 to the Registrant's Form S-4)*
         10.7 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Stig Johansson (filed as Exhibit 10.7 to the Registrant's Form S-4)*
         10.8 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Eugene A. Rizzo (filed as Exhibit 10.8 to the Registrant's Form S-4)*
         10.9 Employment Agreement, dated as of March 26, 1998, between Carrier One AG and Terje Nordahl (filed as Exhibit 10.9 to the Registrant's Form S-4)*
         10.10 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Joachim Bauer (filed as Exhibit 10.10 to the Registrant's Form S-4)*
         10.11 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Kees van Ophem (filed as Exhibit 10.11 to the Registrant's Form S-4)*
         10.12 Securities Purchase Agreement, dated as of March 1, 1999, among Carrier1 International S.A., Carrier One LLC and the employee investors named therein (filed as Exhibit 10.12 to the Registrant's Form S-4)*
         10.13 Registration Rights Agreement, dated as of March 1, 1999, among Carrier1 International S.A., Carrier One LLC, Stig Johansson, Joachim Bauer, Gene Rizzo, Kees van Ophem, Terje Nordahl and the other parties named therein (filed as Exhibit
                  10.13 to the Registrant's Form S-4)*
         10.14 Securityholders' Agreement, dated as of March 1, 1999, among Carrier1 International S.A. and the employee investors named therein (filed as Exhibit 10.14 to the Registrant's Form S-4)*
         10.15 Development Agreement, dated as of February 19, 1999 by and among ViCaMe Infrastructure Development GmbH, Viatel German Asset GmbH, Carrier 1 Fiber Network GmbH & Co. oHG, Metromedia Fiber Network GmbH, Viatel, Inc. and Metromedia Fiber Network, Inc. (filed as Exhibit 10.15 to the Registrant's Form S-4)* ++
         10.16 Amendment No. 1 to Securityholders' Agreement and Registration Rights Agreement, dated as of March 1, 1999 (filed as Exhibit
                  10.16 to the Registrant's Form S-4)*
         10.17 Amendment No. 2 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as
                  Exhibit 10.17 to the Registrant's Form S-4)*
         10.18 Amendment No. 3 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as
                  Exhibit 10.18 to the Registrant's Form S-4)*
         10.19 Amendment No. 4 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as
                  Exhibit 10.19 to the Registrant's Form S-4)*
         10.20 Amended and Restated Shareholders Agreement, dated as of January 13, 2000, among Carlyle Hubco International Partners, L.P., iaxis B.V., Carrier1 International S.A., Providence Equity Hubco (Cayman) L.P., and Hubco S.A. (filed as Exhibit
                  10.1 to the Registrant's periodic report filed on Form 8-K /A dated January 4, 2000 (the "Registrant's Form 8-K/A"))* ++
         10.21 Strategic Anchor Tenant Agreement, dated November 23, 1999, between Carrier1 International S.A. and Hubco S.A., (filed as
                  Exhibit 10.3 to the Registrant's Form 8-K /A)* ++
         10.22 Registration Rights Agreement, dated November 23, 1999, by and among The Carlyle entities named therein, iaxis B.V., Carrier1 International S.A., Providence Equity Partners III L.P., Providence Equity Operating Partners III L.P. and Hubco S.A. (filed as Exhibit 10.2 to the Registrant's periodic report filed on Form 8-K/A dated February 17, 2000 (the "Registrant's Revised Form 8-K/A"))*

         10.23 Amendment No. 1 to Registration Rights Agreement, dated as of January 13, 2000, by and among Hubco S.A. and the Persons listed on the signature pages thereto (filed as Exhibit 10.4 to the Registrant's Revised Form 8-K/A)*
         21.1 List of Subsidiaries of Carrier1 International S.A. (filed as exhibit 21.1 to the Registrant's Form S-1)*
         27.1     Financial Data Schedule

----------

     *    Incorporated by reference.
     ++ Previously filed under a request for confidential treatment.

         (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           By:    /s/ Stig Johansson
                                                  ------------------------------
                                           Name:      Stig Johansson
                                           Title: Chief Executive Officer and
                                                  President
                                           Date:  March 30, 2000

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

           SIGNATURE                         CAPACITY IN WHICH SIGNED                      DATE
           ---------                         ------------------------                      ----
/s/    Stig Johansson                 Director, Chief Executive Officer and           March 30, 2000
---------------------------------     President (Principal Executive Officer)
       Stig Johansson


/s/    Joachim W. Bauer               Chief Financial Officer (Principal Financial    March 30, 2000
----------------------------------    Officer and Principal Accounting Officer)
       Joachim W. Bauer


/s/    Glenn M. Creamer               Director                                        March 30, 2000
----------------------------------
       Glenn M. Creamer


/s/    Jonathan E. Dick               Director                                        March 30, 2000
----------------------------------
       Jonathan E. Dick


/s/    Mark A. Pelson                 Director                                        March 30, 2000
----------------------------------
       Mark A. Pelson


/s/    Victor A. Pelson               Director                                        March 30, 2000
----------------------------------
       Victor A. Pelson


/s/    Thomas J. Wynne                Director                                        March 30, 2000
----------------------------------
       Thomas J. Wynne

                                                    APPENDIX A

                                    CARRIER INTERNATIONAL S.A. AND SUBSIDIARIES
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE


INDEPENDENT AUDITORS' REPORT.....................................................     F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE
PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998:
   Consolidated Balance Sheets...................................................     F-3
   Consolidated Statements of Operations.........................................     F-4
   Consolidated Statement of Shareholders' Equity (Deficit)......................     F-5
   Consolidated Statements of Cash Flows.........................................     F-6
   Notes to Consolidated Financial Statements....................................     F-7

FINANCIAL STATEMENT SCHEDULES
   Schedule II -- Valuation and Qualifying Accounts..............................    F-27

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or related notes and therefore has been omitted.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CARRIER1 INTERNATIONAL S.A.

         We have audited the accompanying consolidated balance sheets of Carrier1 International S.A. and subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998. Our audits also included the financial statement schedule listed in the index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carrier1 International S.A. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE EXPERTA AG





/s/ David Wilson                          /s/ Aniko Smith

David Wilson                              Aniko Smith



Erlenbach, Switzerland
February 11, 2000
(March 1, 2000 as to the initial public offering described in Note 14)

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)




                                                                                            1999       -    1998
                                                                                      ----------------- --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.........................................................          $28,504         $4,184
   Restricted cash...................................................................            5,512          1,518
   Restricted investments held in escrow.............................................           61,863              -
   Accounts receivables, net of allowance for doubtful accounts of $840
      and $0 at December 31, 1999 and 1998, respectively.............................           26,795          1,217
   Unbilled receivables..............................................................           18,226          1,645
   Value-added tax refunds receivable................................................           20,499          3,014
   Prepaid expenses and other current assets.........................................            9,873          3,179
                                                                                              --------        -------


      Total current assets...........................................................          171,272         14,757
RESTRICTED INVESTMENTS HELD IN ESCROW................................................           28,314              -
PROPERTY AND EQUIPMENT-Net (See Notes 5, 7 and 8)....................................          213,743         31,091
INVESTMENTS IN JOINT VENTURES (See Note 6)...........................................            4,691          4,675
OTHER ASSETS.........................................................................           19,635            911
                                                                                              --------        -------
TOTAL................................................................................         $437,655        $51,434
                                                                                              ========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable..................................................................          $46,338        $27,602
   Accrued network costs.............................................................           22,154            516
   Accrued refile costs..............................................................           18,234          1,515
   Accrued interest..................................................................           12,984              -
   Other accrued liabilities.........................................................           17,020          2,612
   Short-term debt (See Note 7)......................................................           12,658              -
                                                                                              --------        -------

      Total current liabilities......................................................          129,388         32,245
DEFERRED REVENUE.....................................................................            5,020              -
LONG-TERM DEBT (See Note 7):
   Senior notes......................................................................          243,415              -
   Other long-term debt..............................................................           94,341              -
                                                                                              --------        -------

      Total long-term debt...........................................................          337,756              -
                                                                                              --------        -------

COMMITMENTS AND CONTINGENCIES (See Note 8)
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $2 par value, 55,000,000 and 30,000,000 shares authorized, respectively, 33,010,700 and 18,885,207 issued and outstanding,
      respectively...................................................................           66,021         37,770
   Additional paid-in capital........................................................            2,524              -
   Accumulated deficit...............................................................        (107,734)       (19,235)
   Accumulated other comprehensive income............................................            4,688            654
   Common stock held in treasury, 4,083 shares at December 31, 1999..................              (8)              -
                                                                                              --------        -------

      Total shareholders' equity (deficit)...........................................         (34,509)         19,189
                                                                                              --------        -------

TOTAL................................................................................         $437,655        $51,434
                                                                                              ========        =======


                 See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)



                                                                                   YEAR            FEBRUARY 20, 1998
                                                                                  ENDED           (DATE OF INCEPTION)
                                                                               DECEMBER 31,                TO
                                                                                   1999            DECEMBER 31, 1998
                                                                         -------------------       -----------------
REVENUES...............................................................              $97,117                  $2,792

OPERATING EXPENSES:
   Cost of services (exclusive of items shown separately below)........              113,809                  11,669
   Selling, general and administrative.................................               18,369                   8,977
   Depreciation and amortization.......................................               13,849                   1,409
                                                                         -------------------       -----------------
      Total operating expenses.........................................              146,027                  22,055
                                                                         -------------------       -----------------

LOSS FROM OPERATIONS...................................................             (48,910)                (19,263)

OTHER INCOME (EXPENSE):
   Interest expense....................................................             (29,475)                    (11)
   Interest income.....................................................                5,859                      92
   Currency exchange loss, net.........................................             (15,418)                    (53)
   Other, net..........................................................                (555)                       -
                                                                         -------------------       -----------------
      Total other income (expense).....................................             (39,589)                      28
                                                                         -------------------       -----------------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)...............................             (88,499)                (19,235)

INCOME TAX EXPENSE (BENEFIT)-Net of valuation allowance
(See Note 10)..........................................................                    -                       -
                                                                         -------------------       -----------------
NET LOSS...............................................................            $(88,499)               $(19,235)
                                                                         ===================       =================



EARNINGS (LOSS) PER SHARE:
   Net loss:
      Basic............................................................              $(2.97)                 $(2.61)
                                                                         ===================       =================
      Diluted..........................................................              $(2.97)                 $(2.61)
                                                                         ===================       =================






                 See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM
           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)




                                                                                ACCUMULATED
                                                ADDITIONAL                          OTHER           COMMON
                                  COMMON         PAID-IN      ACCUMULATED      COMPREHENSIVE      STOCK HELD
                                  STOCK          CAPITAL        DEFICIT            INCOME         IN-TREASURY      TOTAL
                                  -----          -------        -------         ------------      -----------      -----
Issuance of shares
   (18,885,207 shares).....      $37,770                                                                         $37,770
Comprehensive income
   (loss):.................
   Net loss................                                   $(19,235)                                          (19,235)
   Other comprehensive
      income, net of tax:..
      Currency translation
        adjustments........                                                           $654                           654
                                                                                                               ----------

   Total comprehensive
      loss.................                                                                                      (18,581)
                                 -------                     ----------             ------                      --------

BALANCE-December 31,
   1998....................       37,770                       (19,235)                654                        19,189
Issuance of shares
   (14,125,493 shares).....       28,251          $220                                                            28,471
Issuance of warrants.......                      2,304                                                             2,304
Repurchase of shares
   (4,083 shares)..........                                                                            $(8)           (8)
Comprehensive income
   (loss):.................
   Net loss................                                    (88,499)                                          (88,499)
   Other comprehensive
      income, net of tax:
      Currency translation
        adjustments........                                                          4,034                         4,034
                                                                                                                --------

   Total comprehensive
      loss.................                                                                                      (84,465)
                                 -------        ------       ----------             ------                      --------

BALANCE-December 31,
   1999....................      $66,021        $2,524       $(107,734)             $4,688             $(8)     $(34,509)
                                 =======        ======       ==========             ======             ====     ========




                 See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM
           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                        FEBRUARY 20,
                                                                                                        1998 (DATE OF
                                                                                     YEAR ENDED         INCEPTION) TO
                                                                                    DECEMBER 31,         DECEMBER 31,
                                                                                        1999                1998
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................             $(88,499)           $(19,235)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization........................................               13,849               1,409
      Amortization of financing costs......................................                  987                   -
      Changes in operating assets and liabilities:
        Restricted cash....................................................               (3,994)             (1,518)
        Receivables........................................................              (61,641)             (5,838)
        Prepaid expenses and other current assets..........................               (6,266)             (3,165)
        Other assets.......................................................               (5,626)               (898)
        Accounts payable and accrued liabilities...........................               67,811              14,804
        Deferred revenue...................................................                5,020                   -
                                                                                        --------            ---------

        Net cash used in operating activities..............................              (78,359)            (14,441)
                                                                                        --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipts from maturity of restricted investments........................               53,071                   -
   Purchases of property and equipment.....................................             (160,485)            (15,191)
   Purchases of restricted investments held in escrow......................             (145,817)                  -
   Investment in joint ventures............................................                  (16)             (4,675)
                                                                                        --------            ---------

      Net cash used in investing activities................................             (253,247)            (19,866)
                                                                                        --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt..........................................              339,185                   -
   Payments on debt........................................................               (1,776)                  -
   Proceeds from issuance of common stock and warrants.....................               30,775              37,770
   Proceeds from subscription of stock.....................................                  465                   -
   Purchase of treasury stock..............................................                   (8)                  -
   Cash paid for financing costs...........................................              (15,191)                  -
                                                                                        --------            ---------

      Net cash provided by financing activities............................              353,450              37,770
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS................................................................                2,476                 721
                                                                                        --------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................               24,320               4,184
CASH AND CASH EQUIVALENTS:
   Beginning of period.....................................................                4,184                   -
                                                                                        --------            ---------

   End of period...........................................................              $28,504              $4,184
                                                                                        ========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest..................................................              $16,491
                                                                                         =======




SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING
AND FINANCING ACTIVITIES:
   At December 31, 1999 and 1998, equipment purchases of approximately
      $39,720 and $17,315, respectively, are included in accounts payable and accrued network costs.
   During 1999, Carrier1 acquired property and equipment of $7,944 by entering into a capital lease. In addition, Carrier1 acquired $15,746 of equipment by entering into a long-term financing agreement with a vendor.

                 See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

1. NATURE OF OPERATIONS

         Carrier1 International S.A., its subsidiaries in Europe and its subsidiary in the United States ("Carrier1"), operate in the telecommunications industry offering voice, Internet and bandwidth and related telecommunications services. Carrier1 offers these services primarily to other telecommunications service providers. Carrier1 is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2. ORGANIZATION

         In February 1998, the investors of Carrier1 purchased a shelf company registered in the United Kingdom which was ultimately renamed Carrier1 UK Limited ("UK"). Subsequently, UK formed subsidiaries in Switzerland, Germany, the United States and the United Kingdom. In August 1998, Carrier1 International S.A. ("SA") was formed. Subsequently, SA formed subsidiaries in France, the Netherlands, Germany, Austria and Luxembourg. Both UK and SA were 99.995% owned by Carrier One, LLC ("LLC"), a Delaware limited liability company. In December 1998, Carrier1 reorganized the ownership structure of all of its subsidiaries. SA, in exchange for all of the outstanding shares of UK, issued 15,365,207 shares of common stock to LLC.

         The effects of the reorganization have been accounted for as a reorganization of entities under common control similar to a pooling of interests. This reorganization has been reflected in Carrier1's consolidated financial statements as if the post-reorganization structure had been in effect since the date of inception since all of the entities are under common control.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for such items as revenue, long-term customer contracts, allowances for uncollectible receivables, investments, costs of services, depreciation and amortization, employee benefit plans and taxes.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Carrier1 are prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements include the consolidated accounts of Carrier1 with all significant intercompany balances and transactions eliminated. Investments in joint ventures are accounted for using the equity method.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


FOREIGN CURRENCY TRANSLATION

         The U.S. dollar is Carrier1's functional and reporting currency. The financial statements of Carrier1's non-U.S. subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity (deficit).

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the respective functional currency are included in results of operations as incurred.

REVENUE

         Carrier1 recognizes revenue on telecommunication services, generally measured in terms of traffic minutes processed or transmission capacity provided to customers, in the period that the service is provided.
Revenue is presented net of discounts.

         Bandwidth sales in the form of grants of indefeasible rights of use ("IRUs") of fiber and fiber capacity, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting which resulted in certain lease transactions being accounted for as sales at the time of acceptance of the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. IRUs exchanged for cash entered into after June 30, 1999 are accounted for as operating leases. See "New Accounting Pronouncements" below.

COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity for a period except those resulting from investments by owners and distributions to owners. For the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, other comprehensive income consisted of foreign currency translation adjustments.

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the warrants, stock options and stock subscriptions considered to be dilutive common stock equivalents, unless deemed anti-dilutive.

CASH AND CASH EQUIVALENTS

         Cash equivalents consist primarily of interest bearing certificates of deposit of well-rated European banks. Carrier1 considers all highly-liquid investments with a maturity of 90 days or less at the time of

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


purchase to be cash equivalents. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

RESTRICTED CASH

         At December 31, 1999 and 1998, $5,512 and $1,518, respectively, of cash was pledged as collateral on outstanding letters of credit and guarantees to telecommunication companies that provide refile services to Carrier1.

RESTRICTED INVESTMENTS HELD IN ESCROW

         Restricted investments held in escrow in connection with the line of credit securing certain construction commitments (see Note 6) and the terms of a long-term debt agreement (see Note 7) are classified as held-to-maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are classified as held-to-maturity when Carrier1 has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums or discounts to maturity.

         At December 31, 1999, such investments had an aggregate amortized cost of $90,177 and a fair value of $91,738.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Cost includes the charges received from the equipment and software suppliers for turnkey installation and customization and network set-up costs. Depreciation is recorded commencing with the first full month that the assets are in service. The straight-line depreciation method is applied using the assets' estimated useful lives as follows:


Switching equipment, routers and
   network management equipment
   including related software                 5 years
Computer and data center equipment            3 years
Furniture and fixtures                        5 years
Leasehold improvements                        Lesser of lease term
                                              or estimated useful life

         Indefeasible right of use investments, which are treated as capital leases, are amortized over their estimated useful lives, not to exceed 15 years even in those cases where the right of use has been acquired for a longer period of time because management believes that, due to anticipated advances in technology, Carrier1's IRUs are not likely to be productive assets beyond 15 years. During the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 acquired a 25-year IRU on a transatlantic cable. This IRU is being amortized over a useful life of 15 years. Maintenance, repairs, and reengineering costs are charged to expense as incurred.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

LONG-LIVED ASSETS

         Carrier1 reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In the event that events or circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is necessary. The write-down would be measured as the difference between the discounted estimated future operating cash flows from such asset and the carrying value.

OTHER ASSETS

         At December 31, 1999, other assets included deferred financing costs of $14,204, net of accumulated amortization of $987, incurred in connection with the issuance of the senior notes, the Nortel financing facility, and the interim credit facility (see Note 7). Amortization of deferred financing costs is recognized as interest expense. Also included in other assets are licenses of $3,554, net of accumulated amortization of $40.

NONMONETARY EXCHANGES

         Carrier1 accounts for swaps of IRUs for fiber and fiber wavelength capacity as nonmonetary exchanges in accordance with Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions."

PENSION PLANS

         Carrier1 maintains various plans for providing employee pension benefits, which conform to laws and practices in the countries concerned. Retirement benefit plans are generally funded by contributions by both the employees and the companies to independent entities that operate the retirement benefit schemes. Where this is not the case, appropriate liabilities are recorded in the financial statements. Currently, all of Carrier1's pension plans are defined contribution plans.

TAXES

         Taxes are provided based on reported income and include taxes on capital as well as non-recoverable tax withheld on dividends, management fees and royalties received or paid. Such taxes are calculated in accordance with the tax regulations in effect in each country. Carrier1 provides for deferred taxes using the comprehensive liability method. Provision is made in respect of all temporary differences arising between the tax values of assets and liabilities and their values in the consolidated financial statements. Provision is made against deferred tax assets to the extent that it is more likely than not that these will not be realized. Deferred tax balances are adjusted for subsequent changes in tax rates or for new taxes imposed. Deferred tax liabilities are included under provisions. Non-recoverable withholding taxes are only accrued if distribution by subsidiary companies is probable.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


STOCK-BASED COMPENSATION PLANS

         Carrier1 records compensation expense for its stock-based compensation plans in accordance with the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the estimated market value of the underlying stock exceeds the exercise price of the stock option on the measurement date, generally the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1999 and 1998, the carrying amounts of Carrier1's financial instruments approximate their fair value, except for notes payable and certain other long-term debt. The fair values of the dollar and euro notes payable was determined using quoted market prices. Fair value for the seller financing for the German Network was estimated using discounted cash flows analyses based on Carrier1's estimated borrowing rate at December 31, 1999. Based on these methods, fair values of these financial instruments at December 31, 1999 are as follows:

                                                      BOOK VALUE     FAIR VALUE
                                                      ----------     ----------
Notes payable:
   Dollar                                              $160,000         $160,800
   Euro                                                  85,541           90,887
Other long-term debt:
   Seller financing                                      15,746           14,296


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting will no longer be appropriate for fiber leases and, therefore, these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. During the second quarter of 1999, Carrier1 recognized revenue of approximately $3.2 million and cost of services of approximately $1.9 million from one bandwidth IRU contract that was treated as a sales-type lease. In the future, similar revenues and expenses will be recognized over the term of the related contracts, typically 15 to 20 years.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This standard is effective for the first quarter of Carrier1's fiscal year ending December 31, 2001. Management has not yet completed its analysis of this new accounting standard and, therefore, has not determined whether this standard will have a material effect on Carrier1's financial statements.

4. EARNINGS PER SHARE

         The following details the earnings per share calculations for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998:

                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 20,
                                                                                                 1998 (DATE OF
                                                                            YEAR ENDED          INCEPTION) TO
                                                                           DECEMBER 31,            DECEMBER 31,
                                                                               1999                   1998
                                                                           ----------------     ---------------
Loss from operations...................................................           $(48,910)           $(19,263)
                                                                           ================     ===============
Net loss...............................................................           $(88,499)           $(19,235)
                                                                           ================     ===============

Total number of shares used to compute
  basic earnings (loss) per share........................................       29,752,000           7,367,000
                                                                           ================     ===============

Loss from operations:
   Basic loss per share................................................             $(1.64)             $(2.61)
                                                                           ================     ===============

   Diluted loss per share..............................................             $(1.64)             $(2.61)
                                                                           ================     ===============

Net loss:
   Basic loss per share................................................             $(2.97)             $(2.61)
                                                                           ================     ===============

   Diluted loss per share..............................................             $(2.97)             $(2.61)
                                                                           ================     ===============




         Potential dilutive securities have been excluded from the computation for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 as their effect is anti-dilutive. Had Carrier1 been in a net income position for the year ended December 31, 1999 or the period from February 20, 1998 (date of inception) to December 31, 1998, the number of weighted-average shares used to compute diluted earnings per share would have included an additional 4,288,000 and 2,822,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions (determined using the treasury stock method at the estimated average market value).

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 consist of the following:



                                                                                       1999          1998
                                                                                   -----------    ----------
Network equipment................................................................      $81,220       $14,613
Indefeasible right of use investments............................................       49,099        11,106
Leasehold improvements...........................................................       10,333         1,712
Furniture, fixtures and office equipment.........................................        8,652           709
Construction in progress.........................................................       78,549         4,353
                                                                                   -----------    ----------

                                                                                       227,853        32,493
Less: accumulated depreciation and amortization..................................     (14,110)       (1,402)
                                                                                   -----------    ----------
   Property and equipment, net...................................................     $213,743       $31,091
                                                                                   ===========    ==========


6. INVESTMENT IN JOINT VENTURE

         Carrier1 entered into a binding letter of intent dated August 20, 1998 (the "LOI") with affiliates of Viatel, Inc. ("Viatel") and Metromedia Fiber Network, Inc. ("Metromedia") which set forth the principal terms upon which the parties will build and own a telecommunications network in Germany (the "German Network"). Under the LOI, the parties agreed to form a company (the "Developer") to act as their agent to arrange construction of the German Network.

         As of December 31, 1998, the parties were in negotiations with respect to the legal structure of the Developer and the definitive project terms. Until such development agreement was negotiated and executed by the parties, Viatel provided such services as the Developer is obligated to provide under the LOI. Each of the parties had contributed $4.05 million for incremental costs, and their pro-rata share of $2.5 million for pre-development costs. Each party was obligated to provide the Developer with a $75 million letter of credit, conditional upon the ability of each of Carrier1 and Metromedia to raise at least $75 million through financing or equity. Under the terms of the LOI, Viatel is entitled to receive a developer's fee of 3% of certain construction costs associated with the German Network.

         On February 19, 1999, the parties executed a development agreement. In accordance with the development agreement, Carrier1 provided a 109.5 million German Mark letter of credit (approximately $64.8 million) to the Developer to fund Carrier1's share of construction costs. Pursuant to the development agreement, all decisions required to be made by Viatel, Metromedia and Carrier1 will be made by a majority in interest, except for major decisions specified in the development agreement. Most specified major decisions, such as those approving budgets, significant cost increases and delays, or changes in network cities shall be approved by unanimous vote. Other major decisions, such as related-party transactions, require the vote of at least two owners. During 1999, the Developer entered into a construction contract for which each party, and not the Developer, is severally liable. As each portion of the network is completed and delivered, each party will own its own network. The parties have agreed to take all actions necessary or desirable to obtain and maintain separate ownership of all components of their respective networks. The development agreement contains contingency provisions for the possibility in limited circumstances of joint ownership of particular

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


assets, such as rights of way, licenses and permits. The owners will have equal access rights to use transmission equipment sites in each network city, but the specific form of legal ownership at each such site will be determined on a case-by-case basis.

         Upon completion of the German Network, each party will own its own cable subduct and access points. In addition, to the extent possible, each party will have its own divisible and transferable rights in all permits, easements, rights of way and other third party approvals. In the event the agreement is terminated, each party (other than a defaulting party) is entitled to maintain its ownership interest in any intellectual property rights, technology, plans, permits and approvals (to the extent such permits and approvals are issued in the name of such party) and other intangible property, as well as in any actual construction completed and materials ordered.

         As of December 31, 1999, Carrier1 estimates that its share of the development costs of the German Network will be up to approximately $105 million, including the fiber deployed, and is expected to be incurred before December 31, 2000. The network is expected to be completed in the first quarter of 2000.

7. DEBT

LONG-TERM DEBT

         On February 19, 1999, Carrier1 issued $160 million and (U)85 million of 13 1/4% senior notes (the "Notes") with detachable warrants with a scheduled maturity of February 15, 2009. Each dollar warrant is initially exercisable to purchase 6.71013 shares of common stock and each euro warrant is initially exercisable to purchase 7.53614 shares of common stock. Holders will be able to exercise the warrants at a per share price equal to the greater of $2.00 per share and the minimum par value required by Luxembourg law (currently 50 Luxembourg francs), subject to adjustment.

         Carrier1 has the right to redeem any of the Notes beginning on February 15, 2004. The initial redemption price is 106.625% of their principal amount, plus accrued interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued interest, beginning on February 15, 2007. In addition, before February 15, 2002, Carrier1 may redeem up to 35% of the aggregate amount of either series of Notes with the proceeds of sales of its capital stock at 113.25% of their principal amount. Carrier1 may make such redemption only if after any such redemption, an amount equal to at least 65% of the aggregate principal amount of such Notes originally issued remains outstanding.

         The Notes contain covenants that restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

         As required by the terms of the Notes, Carrier1 used approximately $49.2 million of the net proceeds to purchase a portfolio of U.S. government securities and approximately (U)26.9 million ($29.8 million) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of Notes to secure and fund the first five interest payments.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


         Other long-term debt as of December 31, 1999 consists of the following:


Seller financing.....................................     $90,749

Network fiber lease..................................       3,592
                                                     ------------
                                                          $94,341
                                                     ============


         Approximately $15.7 million of other long-term indebtedness is attributable to seller financing of fiber optic cable for Carrier1's German Network. Pursuant to the terms of the financing agreement, the seller will either provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal annual installments beginning on December 31, 2001 together with interest, or will allow Carrier1 to make payment in full by December 31, 2000 without interest. The loan, if provided, will bear interest at the U.S. dollar LIBOR rate plus 4% per annum.

         Carrier1 entered into a financing facility with Nortel Networks Inc. ("Nortel"), a major equipment supplier, on June 25, 1999. The Nortel facility allows Carrier1 to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, Carrier1 may borrow up to $75 million or the actual amount paid or payable by Carrier1 for network equipment supplied prior to December 31, 1999, whichever is less. Advances under the facility bear interest at a floating rate tied to LIBOR, and interest payments are payable periodically from the date of the relevant advance. At Carrier1's option, it may pledge assets to secure the Nortel facility and receive a lower interest rate. Carrier1 may not borrow additional funds under this facility after December 31, 2000. Advances are to be repaid in sixteen equal quarterly installments beginning March 31, 2001. As of December 31, 1999, Carrier1 has borrowed approximately $75 million under this agreement on an unsecured basis. These borrowings bear interest at a weighted-average rate of 11.04% per annum as of December 31, 1999.

         Approximately $3.6 million of other long-term indebtedness is attributable to a lease of capacity Carrier1 entered into on April 1, 1999. The lease requires Carrier1 to make monthly payments of $274, including operating and maintenance costs, for 36 months, after which Carrier1 will obtain a 15 year IRU in the capacity underlying the lease. Carrier1 will be required to pay an annual operating and maintenance fee of $250 for the term of the IRU. Minimum lease payments under this arrangement are due as follows:


         FISCAL YEAR ENDING DECEMBER 31:

         2000..........................................           $3,038

         2001..........................................            3,038

         2002..........................................              759
                                                        -----------------
                                                                   6,835

         Amounts representing interest.................             (666)
                                                         -----------------
                                                                  $6,169
                                                         =================

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


SHORT-TERM DEBT

         At December 31, 1999, short-term debt consists of the following:


         Interim credit facility.........................          $10,081

         Current portion of capital lease obligation.....            2,577
                                                            ---------------
                                                                   $12,658
                                                            ===============

         On December 21, 1999, Carrier1 entered into an interim credit facility with Morgan Stanley Senior Funding, Inc. and Citibank N.A. as lead arrangers. As of December 31, 1999, Carrier1 had drawn (U)10 million under the facility. The facility allows Carrier1 to draw up to a maximum amount of $200 million, or its equivalent in euros, for purposes of refinancing the $75 million Nortel facility, financing the acquisition and installation of telecommunications equipment and other general corporate purposes. The facility is available until November 30, 2000 and has a scheduled maturity of December 20, 2000. Advances will bear interest at LIBOR plus a margin to be determined by reference to factors including the value of the security delivered by Carrier1 and any default in payment. At December 31, 1999, such interest rate was 6.72%. Interest is payable periodically, at the time of any repayment and at maturity. Carrier1 may make voluntary pre-payments of amounts drawn under the facility without penalty and is required to apply specified proceeds, including the net cash proceeds from the initial public offering of equity securities and the issuance of any additional debt or equity securities, subject to exceptions, to prepay amounts outstanding under the facility and then to reduce the commitments under the facility. The facility contains covenants and events of default similar to those in the indentures governing the 13 1/4% senior notes.

8. COMMITMENTS AND CONTINGENCIES

LEASES

         Carrier1 leases certain network capacity, office space, equipment, vehicles and operating facilities under noncancellable operating leases. Certain leases contain renewal options and many leases for office space require Carrier1 to pay additional amounts for operating and maintenance costs. As of December 31, 1999, future minimum lease payments under operating leases with remaining terms in excess of one year are as follows:

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)



         FISCAL YEAR ENDING DECEMBER 31:

         2000.....................................        $13,454
         2001.....................................          7,038
         2002.....................................          6,812
         2003.....................................          6,560
         2004.....................................          4,229

         Thereafter...............................         11,959
                                                     ------------
         Total minimum lease payments.............        $50,052
                                                     ============

         Total rental expense under operating leases was $24,712 and $5,171, respectively, during the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998.

PURCHASE AND SUPPLY COMMITMENTS

         During the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 entered into an agreement to purchase a Multiple Investment Unit ("MIU") that gives Carrier1 rights to a portion of a trans-Atlantic cable scheduled for completion in early 2000. Currently, Carrier1 estimates its remaining share of development and construction costs to be $11,013. Carrier1 has also entered into various contracts with vendors to provide network set-up and maintenance services.

         On April 16, 1999, Carrier1 signed an agreement to swap wavelengths on the basis of a 15-year IRU. Carrier1 is to receive two unprotected wavelengths on diverse routes between Hamburg, Copenhagen and Malmo and provide two unprotected wavelengths on the routes between Hamburg and Frankfurt, Hamburg and Berlin, and Berlin and Frankfurt in exchange. The wavelengths are expected to be exchanged by the third quarter of 2000.

         On April 29, 1999, Carrier1 signed a letter of intent with Nortel for the purchase of network equipment to light up dark fiber in Germany and the United Kingdom. The value of the purchases and the associated services to be performed before December 31, 2000 amounts to $22 million. Through December 31, 1999, Carrier1 had not received any equipment or services under this contract.

         On May 7, 1999, Carrier1 signed a contract to swap a 10-year IRU for wavelength capacity from London to Amsterdam, Frankfurt, Paris and Brussels for a 10-year IRU for wavelength capacity from London to Frankfurt, Amsterdam and Paris. In addition, Carrier1 paid $3.0 million on the date of acceptance. The capacity was received in August 1999. Carrier1 expects to deliver capacity to the other party in the first quarter of 2000.

         On August 17, 1999, Carrier1 signed a contract to swap 12 strands of dark fiber on Carrier1's German Network for 12 strands of dark fiber covering substantially all of the major cities in France. The French fiber infrastructure will become available in phases throughout 2000. Each party will provide certain network maintenance services for the other party in their respective countries.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


         On September 3, 1999, Carrier1 signed a swap agreement under which it will provide Internet services for a total amount of $20.7 million in exchange for bandwidth capacity connecting Stockholm, Malmo, Oslo and Gothenburg. The bandwidth capacity is scheduled to be provided in August 2000. Carrier1 has the right to convert the wavelength any time after May 31, 2000 to an 18-year IRU of one fiber pair.

         On September 29, 1999, Carrier1 contracted to build a 44-kilometer, multiple duct city ring connecting major telecommunications points-of-presence in Amsterdam. The ring will pass much of Amsterdam's business and financial district, and is scheduled to be completed in the second quarter of 2000. Parts of the ring are expected to be usable in the first quarter of 2000. The construction cost is estimated to be approximately $4.8 million.

         On October 1, 1999, Carrier1 entered into an agreement to acquire fiber capacity on the basis of a 10-year IRU on the route connecting Paris, Kehl, Milan, Geneva and Zurich for a total purchase price of $6.8 million. Carrier1 received access to this capacity in December 1999. In addition, Carrier1 will be required to pay an annual operating and maintenance charge of $380. The contract also contains options which allow Carrier1 to purchase additional capacity with a value of $3.8 million and to sell certain capacity back to the seller after November 30, 2000 for 70% of its original value. If Carrier1 exercises its option to acquire additional capacity, the annual operating and maintenance charge will increase to $440.

         On October 19, 1999, Carrier1 signed an agreement to swap one of the ducts of the Amsterdam city ring for one duct on a city ring connecting Amsterdam south with the business centers in Amsterdam-Schiphol and Amsterdam-Hoofddorp.

         During November 1999, Carrier1 entered into a joint venture to form Hubco S.A. to build facilities in which Carrier1 will house and manage both its own and its customers' telecommunications equipment. Carrier1 has committed $23.25 million to this $155 million project. An affiliate of Providence Equity Partners L.P., the majority unitholder of LLC, is expected to be one of the partners in the venture.

         Based on Carrier1's current network development plans, the costs of the MIU and network services are expected to be paid as follows:



                                                      NETWORK
                                        MIU           SERVICES           TOTAL
                                   ---------         ---------         ---------
FISCAL YEAR ENDING DECEMBER 31:
2000                                 $10,061            $9,360           $19,421
2001                                     952                 -               952
                                   ---------         ---------         ---------
                                     $11,013            $9,360           $20,373
                                   =========         =========         =========

9. INCENTIVE COMPENSATION PLANS

         In February 1998, the employee stock option plan (the "Stock Option Plan") was adopted. This plan provides for the issuance of options to purchase Class A or Class B shares of LLC based on certain criteria as defined in the plan document. The aggregate number of options to be issued under the Stock Option Plan

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


is the lesser of 4,444,444 options or 11.1% of the number of shares purchased by the current owners of LLC. The per-share exercise price for the options may not be less than $1 per share. Options vest over a period of five years and expire if not exercised within 10 years of the grant. In connection with the creation of the Stock Option Plan, employees were required to agree to reduce the percentage of the bonus to which they are eligible under Carrier1's cash bonus plan (the "Cash Bonus Plan").

         In connection with the recapitalization of Carrier1 during December 1998, Carrier1 canceled the 1998 Share Option Plan and replaced it with the new 1999 Share Option Plan (the "1999 Option Plan"), under which SA and related companies of the consolidated Carrier1 group (the "Related Corporations") may grant to any employee of Carrier1 or Related Corporations options in equity securities (the "Options") issued by Carrier1. This effectively reduced the number of outstanding shares of Carrier1 by half and, therefore, reduced the number of options under the 1998 Share Option Plan by half and increased the per share exercise price value to $2 per share.

         The 1999 Option Plan is administered by the Board and may be administered by a committee appointed by the Board, and authorizes the Board or such committee to issue Options in such forms and on such terms as determined by the Board or such committee. The Board or such committee may determine the number of Options to grant, provided that the number of shares of Carrier1 issued pursuant to the 1999 Option Plan is no greater than the lesser of (a) 2,222,222 shares and (b) the number of shares representing 11.1% of the shares held by purchasers purchasing shares pursuant to a securities purchase agreement dated as of March 1, 1999. The per-share exercise price for the Options may not be less than $2. Options granted under the 1999 Option Plan vest in five equal annual installments beginning on the first anniversary of the commencement of employment. Options expire if not exercised within 10 years of the grant, or on an earlier date as specified by the Board or the committee. If the employment of a participant is terminated for any reason, all unvested Options immediately expire and vested Options must be exercised within a certain period of time as specified by the plan document. During 1999, Carrier1 canceled the options granted under the 1998 Stock Option Plan and issued replacement options under the 1999 Option Plan.

         As of September 9, 1999, the number of shares granted exceeded the amount authorized under the plan by 37,940 options. The Board approved the overrun and increased the number of shares available under the 1999 Option Plan to 2,747,222.

         In addition, Carrier1 has granted to two directors options to purchase a total of 40,000 shares at an exercise price of $2.00 per share.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)



         The status of Carrier1's stock option plans, reflecting the effects of the option replacement in 1999 as of December 31, 1998, is summarized below as of December 31, 1999:



                                                                       WEIGHTED
                                                                       AVERAGE
                                                   NUMBER OF           EXERCISE
                                                     SHARES             PRICE
                                                 --------------       ----------

Outstanding at December 31, 1998                      2,022,221          $2.00
Granted                                                 456,997          12.55
Exercised                                                    --             --
Canceled                                                   (750)          2.00
                                                 --------------


Outstanding at December 31, 1999                      2,478,468          $3.95
                                                 ==============

Options exercisable at December 31, 1999                808,888          $2.00
                                                 ==============




         As required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Carrier1 has determined the pro-forma information as if Carrier1 had accounted for stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted during the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 was $3.12 and $0.15 per option, respectively. During the year ended December 31, 1999, the fair value of option grants is estimated on the date of grant using the following assumptions: dividend yield of 0%, risk-free interest rate range of 5.5% to 5.8%, expected option life of 3 years, and volatility factor of 25%. During the period from February 20, 1998 (date of inception) to December 31, 1998, the fair value of option grants was estimated on the date of grant using the minimum value option-pricing model, as allowed under SFAS 123 for nonpublic companies, for pro-forma footnote purposes with the following assumptions used: dividend yield of 0%, risk-free interest rate of 5.53%, and expected option life of 5 years.

         Had compensation cost for Carrier1's stock option plans been determined under SFAS 123, based on the fair market value at the grant dates, Carrier1's pro-forma net loss and net loss per share for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 would have been reflected as follows:




                                                        1999            1998
                                                 --------------   --------------

Net loss:
  As reported                                        $(88,499)         $(19,235)
                                                 ==============   ==============

  Pro forma                                          $(88,778)         $(19,461)
                                                 ==============   ==============

Net loss per share-basic basis:
  As reported                                          $(2.97)           $(2.61)
                                                 ==============   ==============

  Pro forma                                            $(2.98)           $(2.64)
                                                 ==============   ==============





         In March 1998, Carrier1 established the Cash Bonus Plan to provide incentive compensation to certain officers and employees. Individuals are eligible to receive an annual cash bonus ranging from 10% to 25% of their annual salary based on the terms of their employment agreement. Bonuses are payable at the discretion of the Board of Directors based upon Carrier1 achieving specific goals.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

         Employees were also entitled to subscribe to purchase shares (the "Stock Purchase Plan") in LLC at the price of $1 per Class A share up to a maximum investment of approximately $68 per employee. The purchase offer was valid until September 1, 1998 with payment due before October 1, 1998. Under the Stock Purchase Plan, certain employees committed to purchase approximately 1,424,000 Class A shares with an aggregate value of approximately $1.4 million. Management has determined that no compensation expense is required to be recognized in connection with this plan since the estimated market value of the stock was less than the price paid by employees. As a result of the reorganization of Carrier1 in December 1998, Carrier1 amended the Stock Purchase Plan so that employees will be issued shares of common stock of Carrier1 rather than shares of LLC. This effectively reduced the number of shares to be issued under the previous plan by half and increased the par value of the shares to $2 per share. Carrier1 collected the amounts due from employees under the Stock Purchase Plan at December 31, 1998 during 1999 and issued the related shares in 1999. During the year ended December 31, 1999, employees committed to purchase approximately 2,354,000 additional shares with an aggregate value of approximately $5.3 million, including 400,000 shares sold at $2.00 per share to LLC for the benefit of two directors.

10. INCOME TAXES

         The income tax expense (benefit) for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 consists of the following:



                                                        1999            1998
                                                 ---------------  --------------

Current                                                   $-                 $-
Deferred                                              24,037              5,378
                                                 ---------------  --------------

                                                      24,037              5,378
Valuation allowance                                  (24,037)            (5,378)
                                                 ---------------  --------------

Total                                                     $-                 $-
                                                 ===============  ==============


         Carrier1 has tax loss carryforwards of approximately $29,415 and $5,378 at December 31, 1999 and 1998, respectively. The ability of Carrier1 to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Net operating losses expire as follows: 2003 - $67; 2004 - $341; 2005 - $4,753; 2006 - $13,636; 2013 - $46; 2014 - $79. Net operating losses totaling $10,493 do not expire. Due to its limited history, Carrier1 was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

         Deferred income tax assets result primarily from net operating loss carryforwards. Other components of deferred income tax assets and liabilities are not significant as of December 31, 1999 and 1998.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


11. RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 reimbursed certain companies, which are shareholders in LLC, for expenses incurred in connection with the formation of Carrier1 and the negotiation of certain agreements entered into by Carrier1. Such reimbursements totaled $96 and $339, respectively, during 1999 and 1998 and were expensed as selling, general and administrative expenses.

         Carrier1 has entered into a transmission peering arrangement with an entity that is 21% beneficially owned by a combination of Providence Equity Partners L.P., the majority unitholder of LLC, and Providence Equity Partners II L.P., another unitholder of LLC. Under the terms of the agreement, the parties agree to carry certain levels of each other's traffic on their network without charge for one year. This agreement is automatically renewable unless it is terminated by either party with appropriate notice as required by the agreement.

         Carrier1 has loaned an officer of the company approximately $68. The loan bears interest at 12% per annum and will be repaid in five equal installments of principal and interest of approximately $19 beginning July 1, 2001.

         In December 1999, Carrier1 entered into an agreement with an affiliate of Worldwide Fiber Inc. ("Worldwide Fiber") under which it will sell bandwidth capacity in the form of IRUs to Worldwide Fiber beginning in March 2001. Under the agreement, Worldwide Fiber also has the option to swap excess trans-Atlantic capacity for capacity on Carrier1's German Network once it has purchased a certain amount of capacity. A fund managed by Providence Equity Partners L.P. invests in Worldwide Fiber. In addition, one of Carrier1's directors is also a director of Worldwide Fiber.

12. EMPLOYEE BENEFIT PLANS

         Carrier1 contributes to defined contribution pension plans in accordance with the laws and practices of the countries in which it operates. During the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 recorded pension expense totaling $770 and $267, respectively.

13. SEGMENT AND RELATED INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires Carrier1 to disclose certain information related to segments and geographic areas in which Carrier1 operates and its major customers.

SEGMENT INFORMATION

         Carrier1 has identified two reportable operating segments as defined in SFAS No. 131: voice services and Internet and bandwidth services. The voice services segment provides long distance voice

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


telecommunications services to competitive fixed-line operators, other carriers, wireless operators, resellers and multi-national corporations. The Internet and bandwidth services segment provides telecommunications services to Internet service providers and other telecommunications companies.

         Carrier1's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Carrier1 evaluates performance of segments based on its fixed cost contribution, which is defined as segment revenues less direct variable costs incurred directly by the segment. Certain direct costs, such as network and transmission costs, are shared by the segments and are not allocated by management to the segments. Fixed cost contribution is a non-GAAP measure of financial performance. Shared costs and assets are not allocated to the segments. There were no intersegment transactions during the year ended December 31, 1999 or the period from February 20, 1998 (date of inception) to December 31, 1998.

         Summarized financial information concerning Carrier1's reportable segments as of December 31, 1999 and 1998, and for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 is shown in the following table. The "Other" column includes unallocated shared network and corporate-related assets which are all assets other than network equipment that has been identified as relating to a specific segment. As of December 31, 1999 and 1998, network equipment with a cost basis of $42,857 and $12,008, respectively, has been identified as relating to a specific segment and network equipment of $38,363 and $2,605, respectively, is shared by the segments. The remaining assets, including but not limited to IRU investments and construction in progress, are not allocated to segments since such assets are considered to be either shared or corporate-related.

YEAR ENDED DECEMBER 31, 1999:

                                                              INTERNET AND
                                                 VOICE          BANDWIDTH
                                                SERVICES         SERVICES         OTHER        CONSOLIDATED
                                               ----------    --------------     ---------      ------------

Revenues.................................        $87,619             $9,498           $-            $97,117
Fixed cost contribution..................         12,614              7,561            -             20,175
Identifiable assets......................         33,984              3,482      400,189            437,655
Depreciation and amortization............          4,406                614        8,829             13,849
Capital expenditures.....................         28,587              2,262      164,527            195,376

PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998:


                                                              INTERNET AND
                                                 VOICE          BANDWIDTH
                                                SERVICES         SERVICES         OTHER        CONSOLIDATED
                                               ----------    --------------     ---------      ------------

Revenues..................................        $2,735                $57           $-             $2,792
Fixed cost contribution...................            61                 57            -                118
Identifiable assets.......................         9,599              1,801       40,034             51,434
Depreciation and amortization.............           483                125          801              1,409
Capital expenditures......................        10,082              1,926       25,160             37,168

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

         The following table reconciles the fixed cost contribution for reportable segments to the loss before income tax expense (benefit) for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998:

                                                                                    1999           1998
                                                                               -------------  -------------
Total fixed cost contribution for reportable segments........................       $20,175           $118
Unallocated amounts:
   Unallocated cost of services (exclusive of items shown separately below)..       (36,867)        (8,995)
   Selling, general and administrative expenses..............................       (18,369)        (8,977)
   Depreciation and amortization.............................................       (13,849)        (1,409)
   Other income (expense)....................................................       (39,589)            28
                                                                               -------------  -------------
Loss before income tax expense (benefit).....................................      $(88,499)      $(19,235)
                                                                               =============  =============

         Unallocated cost of services include network and transmission costs that are shared by the voice and Internet and bandwidth services segments.

         The following table provides detail of the other identifiable assets as of December 31, 1999 and 1998 in the table shown above:



                                                                                    1999           1998
                                                                               -------------  -------------
Cash and cash equivalents (including restricted cash).........................      $34,016         $5,702
Receivables...................................................................       65,520          5,876
Prepaid expenses and other current assets.....................................        9,873          3,179
Restricted investments........................................................       90,177              -
Investment in joint ventures..................................................        4,691          4,675
Other noncurrent assets.......................................................       19,635            911
Property and equipment:
   Unallocated network equipment..............................................       38,363          2,605
   Indefeasible right of use investments......................................       49,099         11,106
   Leasehold improvements.....................................................       10,333          1,712
   Furniture, fixtures and office equipment...................................        8,652            709
   Construction in progress...................................................       78,549          4,353
   Accumulated depreciation and amortization..................................       (8,719)          (794)
                                                                               -------------  -------------

Total other identifiable assets...............................................     $400,189        $40,034
                                                                               =============  =============


GEOGRAPHIC INFORMATION

         The following table provides detail of Carrier1's revenues for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 and long-lived assets as of December 31, 1999 and 1998 on a geographic basis. Revenues have been allocated based on the location of the customer. IRU investments are included based on the entity which owns the investment. Carrier1 did not earn any revenues in its country of domicile, Luxembourg.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 20, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                            1999                             1998
                                                 ----------------------------    ----------------------------
                                                                   LONG-LIVED                      LONG-LIVED
                                                   REVENUES           ASSETS        REVENUES           ASSETS
                                                 -----------       -----------   -----------      -----------

Germany.......................................       $40,235           $91,115          $878          $10,369
Switzerland...................................         6,240            72,052           108           14,186
United Kingdom................................        26,549            25,582         1,768            7,399
United States.................................         3,299             4,582             -            3,006
Netherlands...................................         7,985             9,713            38              725
France........................................         6,627             3,924             -              407
Luxembourg....................................             -            14,294             -                -
Other countries...............................         6,182            16,807             -              585
                                                 -----------       -----------   -----------      -----------
                                                     $97,117          $238,069        $2,792          $36,677
                                                 ===========       ===========   ===========      ===========


MAJOR CUSTOMERS

         During the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 earned 14% and 69%, respectively, of its revenues from major customers. During 1999, revenues earned from one major customer amounted to approximately 14% of total revenues. During 1998, revenues earned from one major customer amounted to approximately 46% of total revenues, to another major customer, approximately 13% of total revenues, and to a third major customer, approximately 10% of total revenues.


14. SUBSEQUENT EVENTS

SHORT-TERM DEBT

         As of February 11, 2000, Carrier1 had borrowed an additional (U)15 million under the interim credit facility with Morgan Stanley Senior Funding, Inc. and Citibank N.A.

INVESTMENT IN JOINT VENTURE

         In February 2000, Carrier1 provided a (U)20 million (approximately $20 million) letter of credit to the Developer to fund Carrier1's share of additional project costs for the German Network. The letter of credit is fully cash collateralized.

INITIAL PUBLIC OFFERING

         On March 1, 2000, Carrier1 completed its initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (U)87 per share (approximately $87.42 per share). Carrier1 received proceeds of approximately $712 million, net of underwriting discounts and commissions and listing fees. Carrier1's shares are quoted and traded in the Federal Republic of Germany on the Neuer Markt segment of the Frankfurt Stock Exchange. In the United States of America, Carrier1's shares are traded in the form of American Depositary Shares ("ADSs"). Each ADS represents the right to receive 0.2 shares of common stock. The ADSs are quoted and traded in the U.S. on the NASDAQ National Market.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS OF U.S. DOLLARS)





                                                              ADDITIONS
                                                        ---------------------

                                                        CHARGED
                                        BALANCE AT      TO COSTS      CHARGED                    BALANCE AT
                                       BEGINNING OF        AND        TO OTHER                      END OF
             DESCRIPTION                  PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
------------------------------------   -----------      --------      --------     ----------    ---------

             (Column A)                 (Column B)           (Column C)            (Column D)    (Column E)
1999:
Reserves deducted from assets to
which they apply:
   Allowance for doubtful
      accounts receivable............          $-           $870            $-         $30(1)           $840

------------------

(1)      Deductions consist entirely of currency translation adjustments.

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                         DESCRIPTION

          3.1 Articles of Incorporation of Carrier1 International S.A. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 333-94541) (the "Registrant's Form S-1")).*
          4.1 Indenture, dated as of February 19, 1999, between Carrier1 International S.A. and the Chase Manhattan Bank, as Trustee, relating to Carrier1 International S.A.'s 13 1/4% Senior Dollar Notes Due 2009 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-75195) (the "Registrant's Form S-4"))*
          4.2 Form of 13 1/4% Senior Dollar Note (included in Exhibit 4.1 to the Registrant's Form S-1)
          4.3 Indenture, dated as of February 19, 1999, between Carrier1 International S.A. and the Chase Manhattan Bank, as Trustee, relating to Carrier1 International S.A.'s 13 1/4% Senior Euro Notes Due 2009 (filed as Exhibit 4.3 to the Registrant's Form S-4)*
          4.4 Form of 13 1/4% Senior Euro Note (included in Exhibit 4.3 to the Registrant's Form S-1)
          4.5 Notes Registration Rights Agreement, dated February 12, 1999, among Carrier1 International S.A., Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Warburg Dillon Read LLC and Bear, Stearns & Co. Inc. (filed as Exhibit 4.5 to the Registrant's Form S-4)*
          4.6 U.S. Dollar Collateral Pledge and Security Agreement, dated as of February 19, 1999, among Carrier1 International S.A., The Chase Manhattan Bank, as Trustee and The Chase Manhattan Bank, as securities intermediary (filed as Exhibit 4.6 to the Registrant's Form S-4)*
          4.7 Euro Collateral Pledge and Security Agreement, dated as of February 19, 1999, among Carrier1 International S.A., The Chase Manhattan Bank, as Trustee and The Chase Manhattan Bank AG, as securities intermediary (filed as Exhibit 4.7 to the Registrant's Form S-4)*
          4.8 Loan Agreement, dated June 25, 1999, between Carrier1 International S.A. as Borrower, the Lenders and Financial Institutions named therein, and Nortel Networks Inc. as Agent (filed as Exhibit 4.8 to the Registrant's Form S-4)*
          4.9 Credit Agreement, dated as of December 21, 1999, among Carrier1 International S.A., certain of its subsidiaries as Borrowers and certain of its subsidiaries as Guarantors, the Lenders and Financial Institutions named therein, and Morgan Stanley Senior Funding, Inc. and Citibank, N.A. as Lead Arrangers and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Security Agent (filed as Exhibit 4.9 to the Registrant's S-1).*
          10.1 Dollar Warrant Agreement, dated as of February 19, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.1 to the Registrant's Form S-4)*
          10.2 Euro Warrant Agreement, dated as of February 19, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.2 to the Registrant's Form S-4)*
          10.3 Warrants Registration Rights Agreement, dated as of February 12, 1999, between Carrier1 International S.A. and The Chase Manhattan Bank, as Warrant Agent (filed as Exhibit 10.3 to the Registrant's Form S-4)*
          10.4  Carrier1 International S.A. 1999 Share Option Plan (filed as
                Exhibit 10.4 to the Registrant's Form S-4)*
          10.5 Master Option Agreement, dated as of December 30, 1998, among Carrier1 International S.A., Carrier One LLC, Carrier1 International GmbH, Carrier1 B.V., Carrier1 France S.A.R.L., Carrier1 U.K. Limited and Carrier1 GmbH & Co. AG (filed as
                Exhibit 10.5 to the Registrant's Form S-4)*
          10.6 Form of Option Agreement (filed as Exhibit 10.6 to the Registrant's Form S-4)*
          10.7 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Stig Johansson (filed as Exhibit 10.7 to the Registrant's Form S-4)*
          10.8 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Eugene A. Rizzo (filed as Exhibit 10.8 to the Registrant's Form S-4)*
         10.9  Employment Agreement, dated as of March 26, 1998, between
                Carrier One AG and Terje Nordahl (filed as Exhibit 10.9 to the Registrant's Form S-4)*
          10.10 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Joachim Bauer (filed as Exhibit 10.10 to the Registrant's Form S-4)*

          10.11 Employment Agreement, dated as of March 4, 1998, between Carrier One AG and Kees van Ophem (filed as Exhibit 10.11 to the Registrant's Form S-4)*
          10.12 Securities Purchase Agreement, dated as of March 1, 1999, among Carrier1 International S.A., Carrier One LLC and the employee investors named therein (filed as Exhibit 10.12 to the Registrant's Form S-4)*
          10.13 Registration Rights Agreement, dated as of March 1, 1999, among Carrier1 International S.A., Carrier One LLC, Stig Johansson, Joachim Bauer, Gene Rizzo, Kees van Ophem, Terje Nordahl and the other parties named therein (filed as Exhibit 10.13 to the Registrant's Form S-4)*
          10.14 Securityholders' Agreement, dated as of March 1, 1999, among Carrier1 International S.A. and the employee investors named therein (filed as Exhibit 10.14 to the Registrant's Form S-4)*
          10.15 Development Agreement, dated as of February 19, 1999 by and among ViCaMe Infrastructure Development GmbH, Viatel German Asset GmbH, Carrier 1 Fiber Network GmbH & Co. oHG, Metromedia Fiber Network GmbH, Viatel, Inc. and Metromedia Fiber Network, Inc. (filed as Exhibit 10.15 to the Registrant's Form S-4)* ++
          10.16 Amendment No. 1 to Securityholders' Agreement and Registration Rights Agreement, dated as of March 1, 1999 (filed as Exhibit
                10.16 to the Registrant's Form S-4)*
          10.17 Amendment No. 2 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as Exhibit
                10.17 to the Registrant's Form S-4)*
          10.18 Amendment No. 3 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as Exhibit
                10.18 to the Registrant's Form S-4)*
          10.19 Amendment No. 4 to Securityholders' Agreement and Securities Purchase Agreement, dated as of March 1, 1999 (filed as Exhibit
                10.19 to the Registrant's Form S-4)*
          10.20 Amended and Restated Shareholders Agreement, dated as of January 13, 2000, among Carlyle Hubco International Partners, L.P., iaxis B.V., Carrier1 International S.A., Providence Equity Hubco (Cayman) L.P., and Hubco S.A. (filed as Exhibit 10.1 to the Registrant's periodic report filed on Form 8-K /A dated January 4, 2000 (the "Registrant's Form 8-K/A"))* ++
          10.21 Strategic Anchor Tenant Agreement, dated November 23, 1999, between Carrier1 International S.A. and Hubco S.A., (filed as
                Exhibit 10.3 to the Registrant's Form 8-K /A)* ++
          10.22 Registration Rights Agreement, dated November 23, 1999, by and among The Carlyle entities named therein, iaxis B.V., Carrier1 International S.A., Providence Equity Partners III L.P., Providence Equity Operating Partners III L.P. and Hubco S.A. (filed as Exhibit 10.2 to the Registrant's periodic report filed on Form 8-K/A dated February 17, 2000 (the "Registrant's Revised Form 8-K/A"))*
          10.23 Amendment No. 1 to Registration Rights Agreement, dated as of January 13, 2000, by and among Hubco S.A. and the Persons listed on the signature pages thereto (filed as Exhibit 10.4 to the Registrant's Revised Form 8-K/A)*
          21.1  List of Subsidiaries of Carrier1 International S.A. (filed as exhibit 21.1 to the Registrant's Form S-1)*
          27.1  Financial Data Schedule
   ----------------------------

         *    Incorporated by reference.
         ++   Previously filed under a request for confidential treatment.