Form 10-Q
period 2000-03-31
CARRIER1 INTERNATIONAL S A
filed 2000-05-09
CIK 1081824

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to ______.

                        Commission file number 001-15693

                                   ----------

                          CARRIER 1 INTERNATIONAL S.A.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          LUXEMBOURG                                  98-0199626
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                   ----------

                                 ROUTE D'ARLON 3
                L-8009 STRASSEN, LUXEMBOURG (011) (41-1) 297-2600
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At May 1, 2000 there were 41,719,278 shares of Common Stock of the registrant outstanding.

     In this report, "Carrier1 International" refers to Carrier 1 International S.A., a societe anonyme organized under the laws of the Grand Duchy of Luxembourg, and "Carrier1," "we," "our" and "us" refers to Carrier1 International and its subsidiaries and their predecessors, except where the context otherwise requires. In our filings with the United States Securities Commission in "EDGAR" format, the symbol for the euro may be represented by "(u)", "e", "[euro]", or similar symbol.

     Certain statements contained herein which express "belief," "anticipation" "expectation," or "intention" or any other projection, including statements concerning the design, configuration, feature and performance of our network and related services, the development and expansion of our business, the markets in which our services are or will be offered, capital expenditures and regulatory reform, insofar as they may apply prospectively and are not historical facts, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           CARRIER1 INTERNATIONAL S.A.

                                    FORM 10Q

                                      INDEX

                                                                                                               PAGE

Part I.           FINANCIAL INFORMATION.......................................................................

Item 1.           Financial Statements

         Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999......................
         Consolidated Statement of Operations (unaudited) for the Three Months Ended March 31, 2000, and 1999.
         Consolidated Statement of Shareholders' Equity (unaudited) for the Three Months Ended March 31, 2000.
         Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended March 31, 2000, and 1999.
         Notes to Unaudited Consolidated Financial Statements.................................................

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................................

Part II.          OTHER INFORMATION...........................................................................

Item 1.           Legal Proceedings...........................................................................

Item 2.           Changes In Securities and Use of Proceeds...................................................

Item 4.           Submission of Matters to a Vote of Security Holders.........................................

Item 5.           Other Information...........................................................................

Item 6.           Exhibits and Reports on Form 8-K............................................................

Signatures        ............................................................................................



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2000             1999*
                                                                                -----------      -----------
                                                                                (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $   561,262      $    28,504
   Restricted cash ........................................................          24,619            5,512
   Restricted investments held in escrow ..................................          37,993           61,863
   Accounts receivable, net of allowance for
       doubtful accounts of $1,074 and $840 at March 31,
       2000 and December 31,1999, respectively ............................          39,487           26,795
   Unbilled receivables ...................................................          23,834           18,226
   Value-added tax refunds receivable .....................................          21,795           20,499
   Prepaid expenses and other current assets ..............................          11,240            9,873
                                                                                -----------      -----------
          Total current assets ............................................         720,230          171,272

PROPERTY AND EQUIPMENT - NET (SEE NOTE 4) .................................         240,012          213,743
INVESTMENT IN JOINT VENTURES ..............................................          17,181            4,691
RESTRICTED INVESTMENTS HELD IN ESCROW .....................................          12,818           28,314
OTHER ASSETS ..............................................................          14,942           19,635
                                                                                -----------      -----------
TOTAL .....................................................................     $ 1,005,183      $   437,655
                                                                                -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Trade accounts payable ...............................................     $    28,996      $    46,338
     Accrued network costs ................................................          21,281           22,154
     Accrued refile costs .................................................          33,619           18,234
     Accrued interest .....................................................           3,996           12,984
     Other accrued liabilities ............................................          29,144           17,020
     Short-term debt (See Note 5) .........................................           2,640           12,658
                                                                                -----------      -----------
          Total current liabilities .......................................         119,676          129,388

DEFERRED REVENUE ..........................................................          12,050            5,020
LONG-TERM DEBT (See Note 5)
   Senior notes ...........................................................         239,288          243,415
   Other long-term debt ...................................................          28,923           94,341
                                                                                -----------      -----------
          Total long-term debt ............................................         268,211          337,756
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $2 par value, 55,000,000 and 55,000,000 shares respectively authorized, 41,719,218 and 33,010,700, respectively
         issued and outstanding at March 31, 2000 and December 31, 1999 ...          83,438           66,021
   Additional paid-in capital .............................................         668,774            2,524
   Accumulated deficit ....................................................        (155,711)        (107,734)
   Accumulated other comprehensive income .................................           8,818            4,688
     Common stock held in treasury ........................................             (73)              (8)
                                                                                -----------      -----------
          Total shareholders' equity (deficit).............................         605,246          (34,509)
                                                                                -----------      -----------
TOTAL .....................................................................     $ 1,005,183      $   437,655
                                                                                -----------      -----------
                                                                                -----------      -----------

          See notes to unaudited consolidated financial statements.


* Derived from audited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                      THREE MONTHS        THREE MONTHS
                                                     ENDED MARCH 31,     ENDED MARCH 31,
                                                          2000                1999
                                                     --------------      --------------

REVENUES ................................               $ 51,267           $ 12,293

OPERATING EXPENSES:
   Cost of services (exclusive of
        items shown separately below) ...                 54,536             17,015
   Selling, general and administrative ..                  7,638              3,318
   Depreciation and amortization ........                  6,151              1,336
                                                        --------           --------
   Total operating expenses .............                 68,325             21,669
                                                        --------           --------
LOSS FROM OPERATIONS ....................                (17,058)            (9,376)

OTHER INCOME (EXPENSE):

   Interest expense .....................                (13,913)            (4,205)
   Interest income ......................                  2,684                979
   Currency exchange loss, net ..........                (19,687)            (2,428)

   Other, net ...........................                     (3)              --
                                                        --------           --------
     Total other income (expense) .......                (30,919)            (5,654)
                                                        --------           --------

LOSS BEFORE INCOME TAX
BENEFIT .................................                (47,977)           (15,030)

INCOME TAX BENEFIT - Net of
valuation allowance .....................                   --                 --
                                                        --------           --------
NET LOSS ................................               $(47,977)          $(15,030)
                                                        --------           --------
                                                        --------           --------

EARNINGS (LOSS) PER SHARE:

   Net loss:
       Basic ............................               $  (1.32)          $  (0.53)
                                                        --------           --------
                                                        --------           --------

     Diluted ............................               $  (1.32)          $  (0.53)
                                                        --------           --------
                                                        --------           --------



            See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                               ACCUMULATED      COMMON
                                                                                  OTHER       STOCK HELD
                                   COMMON     ADDITIONAL        ACCUMULATED   COMPREHENSIVE       IN
                                   STOCK    PAID-IN CAPITAL       DEFICIT        INCOME        TREASURY    TOTAL
                                   -------  ---------------     -----------   ------------    ---------- ---------
BALANCE-December 31, 1999......... $66,021     $  2,524          $(107,734)      $4,688        $ (8)     $(34,509)

Issuance of Shares
 (8,708,518 shares)...............  17,417      666,250                                                   683,667

Repurchase of shares .............                                                              (65)          (65)

Comprehensive income (loss):
   Net loss.......................                                 (47,977)                               (47,977)

Other comprehensive income,
   net of tax:
   Currency translation
      adjustments.................                                                4,130                     4,130
                                                                                                         ---------
      Total comprehensive loss.......                                                                     (43,847)
                                   -------  ---------------     -----------   ------------    ---------- ---------

BALANCE-March 31, 2000             $83,438     $668,774          $(155,711)      $8,818        $(73)     $605,246
                                   =======  ===============     ===========   ============    ========== =========


See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                          THREE MONTHS      THREE MONTHS
                                                                         ENDED MARCH 31,   ENDED MARCH 31,
                                                                              2000              1999
                                                                         ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................        $ (47,977)        $ (15,030)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization .................................            6,151             1,336
       Amortization and write-off of capitalized financing costs .....            4,439
       Changes in operating assets and liabilities
          Restricted cash ............................................             --                  71
          Receivables ................................................          (22,408)          (12,077)
          Prepaid expenses and other current assets ..................           (1,532)             (677)
          Other assets ...............................................              (24)           (8,515)
          Accounts payable and accrued liabilities ...................            4,533            15,982
          Deferred revenue ...........................................            7,162              --
                                                                              ---------         ---------
              Net cash used in operating activities ..................          (49,656)          (18,910)
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of restricted investments held in escrow ................             --            (143,034)
   Purchase of property and equipment ................................          (45,809)           (9,688)
   Investments in joint ventures .....................................          (12,490)             --
   Receipts from maturity of restricted investments ..................           39,365              --
                                                                              ---------         ---------
              Net cash used in investing activities ..................          (18,934)         (152,722)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of short-term debt .........................           48,388              --
   Proceeds from issuance of long-term debt ..........................             --             249,608
   Proceeds from issuance of common stock and warrants ...............          683,667            24,533
   Payment on debt ...................................................         (123,993)             --
   Purchase of treasury stock ........................................              (65)             --
   Cash pledged for letter of credit .................................          (19,318)             --
                                                                              ---------         ---------
              Net cash provided by financing activities ..............          558,679           274,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS ..............................................           12,669             1,267
                                                                              ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................          532,758           103,776

CASH AND CASH EQUIVALENTS
   Beginning of period ...............................................           28,504             4,184
                                                                              ---------         ---------
   End of period .....................................................        $ 561,262         $ 107,960
                                                                              ---------         ---------
                                                                              ---------         ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND INVESTING ACTIVITIES:

   At March 31, 2000 and March 31, 1999, equipment purchases of approximately
      $28,749 and $21,713, respectively, are included in accounts payable and accrued network costs.

   At December 31, 1999 and 1998, equipment purchases of $39,720 and $17,315, respectively, are included in accounts payable and accrued network costs.


          See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

1. NATURE OF OPERATIONS

      Carrier1 International S.A., its subsidiaries in Europe and its subsidiary in the United States ("Carrier1" or the "Company"), operate in the telecommunications industry offering voice, Internet and bandwidth and related telecommunication services. Carrier1 offers these services primarily to other telecommunications companies. Carrier1 is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2. UNAUDITED FINANCIAL INFORMATION

      The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. EARNINGS PER SHARE

     The following details the earnings per share calculations for the three months ended March 31, 2000 and March 31, 1999 (in thousands of U.S. dollars, except share information):


                                            THREE MONTHS     THREE MONTHS
                                           ENDED MARCH 31,  ENDED MARCH 31,
                                                2000             1999
                                           --------------   --------------

Loss from operations .................      $   (17,058)     $    (9,376)
                                            ===========      ===========

Net loss .............................      $   (47,977)     $   (15,030)
                                            ===========      ===========

Total number of shares used to compute
basic earnings (loss) per share ......       36,420,000       28,145,000
                                            ===========      ===========
Loss from operations:
  Basic and diluted loss per share ......   $     (0.47)     $     (0.33)
                                            ===========      ===========
Net loss:
  Basic and diluted loss per share........  $     (1.32)     $     (0.53)
                                            ===========      ===========

      Potential dilutive securities have been excluded from the computation for the three months ended March 31, 2000 and March 31, 1999 as their effect is antidilutive. Had the Company been in a net income position for the three months ended March 31, 2000 and March 31, 1999, diluted earnings per share would have included an additional 4,288,000 and 3,583,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions.

4. PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2000, consist of the following:


Network equipment .............................        $  79,724
Indefeasible right of use investments .........           47,031
Leasehold improvements ........................           10,837
Furniture, fixtures and office equipment ......           10,754
Construction in progress ......................          111,250
                                                       ---------

                                                         259,596

Less: accumulated depreciation and amortization          (19,584)
                                                       ---------

  Property and equipment, net .................        $ 240,012
                                                       =========


5. DEBT

The details of other long-term debt are as follows:

Seller financing ..............................         $26,016
Network fiber lease ...........................           2,907
                                                        -------
Total .........................................          28,923
                                                       =========


      Approximately $26.0 million of other long term indebtedness is attributable to seller financing of fiber optic cable for the Company's German network. Pursuant to the terms of the financing agreement, the seller will either provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal annual installments beginning on December 31, 2001 together with interest, or will allow the Company to make payment in full by December 31, 2000 without interest. The loan, if provided, will bear interest at the U.S. dollar LIBOR rate plus 4% per annum.

The Company repaid the financing facility with Nortel Networks Inc. on March 3, 2000. The amount paid was approximately $77.2 million including accrued interest. The Company also repaid the credit facility with Morgan Stanley Senior Funding Inc. on February 29, 2000. The amount paid was approximately $39 million including accrued interest.

6. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

      On April 1, 2000, Carrier1 signed a purchase order with Nortel for the provision of a first line maintenance, technical support and spares management service for 3 years for a total cost of $8.6 million.


7. INCOME TAXES

      The Company has tax loss carry forwards of approximately $45,642 at March 31, 2000. The ability of the Company to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapse. Due to its limited history, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

8. INITIAL PUBLIC OFFERING

On March 1, 2000, Carrier1 completed its initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (U)87 per share (approximately $87.42 per share). Carrier1 received proceeds of approximately $683.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. Carrier1's shares are quoted and traded in the Federal Republic of Germany on the Neuer Market segment of the Frankfurt Stock Exchange. In the United States of America, Carrier1's shares are traded in the form of American Depositary Shares ("ADSs"). Each ADS represents the right to receive
0.2 shares of common stock. The ADS's are quoted and traded in the U.S. on the NASDAQ National Market.

9. SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 2000 and 1999 is shown in the following table. The "Other" column includes unallocated shared and corporate related assets.

Three Months Ended March 31, 2000:

                                                  INTERNET AND
                                 VOICE SERVICES  BANDWIDTH SERVICES   OTHER  CONSOLIDATED
                                 --------------  ------------------   -----     ---------
Revenues ..............             $ 47,709        $  3,558                    $   51,267
Fixed cost contribution                4,703           3,377                         8,080
Identifiable assets ...               31,767           6,059          967,357    1,005,183


Three Months Ended March 31, 1999:

                                                    INTERNET AND
                                 VOICE SERVICES  BANDWIDTH SERVICES    OTHER      CONSOLIDATED
                                 --------------  ------------------    -----      ------------
Revenues ..............             $ 11,911          $  382                       $ 12,293
Fixed cost contribution                2,345             382                          2,727
Identifiable assets ...               14,656           2,040          313,081       329,777

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Certain information contained in the discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties, as detailed in our most recent Form 10-K as of December 31, 1999.

OVERVIEW

      We are a rapidly expanding European facilities-based provider of voice, Internet and bandwidth and related telecommunications services. We offer these services primarily to other telecommunications service providers. In March 1998, our experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services. By March 31, 2000, we had 310 contracts with voice customers and 110 contracts with Internet and bandwidth customers.

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

      To date, we have experienced net losses and negative cash flow from operating activities. From our inception to September 1998, our principal activities included developing our business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing our voice and Internet networks, hiring management and other key personnel, developing, acquiring and integrating information and operational support systems and operational procedures, negotiating interconnection agreements and negotiating and executing customer service agreements. In September 1998, we commenced the roll-out of our services. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "--Liquidity and Capital Resources."

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

FACTORS AFFECTING FUTURE OPERATIONS

      REVENUES

      We expect to generate most of our revenues through the sale of wholesale long distance voice and Internet and bandwidth services to other telecommunications service providers. We record revenues from the sale of voice and Internet services at the time of customer usage. Revenue from bandwidth IRU sales is recognized in accordance with the SEC interpretation of accounting rules on a monthly basis over contract life, typically over 15 to 20 years. Our agreements with our voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. We generate a steady stream of voice traffic by providing high-quality service and superior customer support. Our Internet and bandwidth services are generally charged at a flat monthly rate, regardless of usage, based on the line speed and level of performance made available to the customer. Since March 31, 1999, we have migrated to offering usage-based Internet pricing for our Internet transport services, "Internet Exchange Connect" and "Global Transit", only in combination with Internet contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet customers. Our agreements with our Internet transport customers are generally for a minimum term of twelve months, although we may seek minimum terms of two years or more for agreements providing for higher line speeds. Currently, our bandwidth services are typically also for an initial term of twelve months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future. We believe that, if the quality of the service is consistently high, Internet transport customers will typically increase the amount of capacity they purchase from us. We believe that they will also generally renew their contracts because it is costly and technically burdensome to switch carriers.

      Our services are priced competitively and we emphasize quality and customer support. The rates charged to voice and Internet and bandwidth customers are subject to change from time to time. Although our revenue per billable minute for voice traffic in the first quarter of 2000 increased as a result of a more favorable traffic and services mix, we generally expect to experience declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, in part as a result of increasing competition.

      As a result of the construction of European fiber optic networks by our competitors, the price of wholesale bandwidth capacity is declining rapidly, which has lowered the price at which we are able to sell our Internet and bandwidth products, including dark fiber. We also expect technological advances that greatly enhance the capacity of fiber optic cable to increase downward price pressure. We anticipate, however, that the incremental costs of lighting dark fiber with transmission equipment will remain significant and will therefore serve as an economic restraint to increases in available managed bandwidth capacity at low marginal costs. Furthermore, we believe that price decreases will promote demand for high volumes and opportunities for volume related revenue increases. We believe that much of the impact on our results of operations from price decreases has been in prior quarters and we believe it will continue to be, at least partially offset by decreases in our cost of providing services, largely due to the increased use of our own fiber and our consequent decreased termination costs, and increases in our voice and Internet traffic volumes. In addition, we believe that our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases.

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

TRANSMISSION COSTS. Our transmission costs currently consist of leased capacity, operation, administration and maintenance cost of owned fibre as well as switch and router facilities costs. Leased capacity charges are fixed monthly payments based on capacity provided and are typically higher than a "dark fiber cost level," which is our target cost level and represents the lowest possible per unit cost. Dark fiber cost level is the per unit cost of high-capacity fiber that has been laid and readied for use but which has not been "lit" with transmission electronics. Dark fiber cost levels can be achieved not only through owned facilities, but also may be possible through other rights of use such as multiple investment units, known as "MIUs," or indefeasible rights of use, known as "IRUs."

      As part of our strategy to lower our cost base over time, we will seek dark fiber cost levels for our entire transmission platform, through building, acquiring or swapping capacity. For example, we anticipate that the German network will be operational in the first half of 2000 and the Amsterdam intra-city network will be operational in the third quarter of 2000. We have acquired intra-city capacity in London to lower our access costs, and we have made capital-efficient arrangements to swap capacity on the German network for capacity on other networks. We further minimize our transmission costs by optimizing the routing of our voice traffic and increasing volumes on our fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of Internet traffic, as applicable. To the extent we overestimate anticipated traffic volume, however, per unit costs will increase. As we continue to develop our owned network and rely less on leased capacity, per unit voice transmission costs are expected to decrease substantially, offset partially by an increase in depreciation and amortization expense. We also expect to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of increasing use of our owned network as opposed to leased network assets,


                                       -13
decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes.

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

RESULTS OF OPERATIONS

    FINANCIAL POSITION

    Current assets at March 31, 2000 were approximately $720.2 million, representing an increase of approximately 321% over current assets at December 31, 1999 of approximately $171.3 million. The increase is primarily related to the receipt of the net proceeds of our initial public offering (the "IPO") of common stock in February 2000. In addition, accounts and unbilled receivables increased from approximately $26.8 million and $18.2 million, respectively, at December 31, 1999 to approximately $39.5 million and $23.8 million, respectively, at March 31, 2000 as a result of increased revenues.

    Investment in joint ventures increased approximately 266% from approximately $4.7 million at December 31, 1999 to approximately $17.2 million at March 31, 2000 as a result of our investment in the Digiplex joint venture (formerly Hubco)).

    Restricted investments held in escrow (both current and long-term) decreased from December 31, 1999 to March 31, 2000 as a result of our funding of scheduled interest payments on our senior notes and additions to our German network.

    Deferred revenue increased approximately 140% from approximately $5.0 million at December 31, 1999 to approximately $12.1 million at March 31, 2000 as a result of new bandwidth sales agreements.

    Total long-term debt was approximately $268.2 million at March 31, 2000, representing a decrease of approximately 21% from long-term debt at December 31, 1999 of approximately $337.8 million. The decrease is related to the repayment of our credit facility with Nortel Networks of approximately $77.2 million, offset by an increase in borrowings under a vendor financing arrangement of approximately $10.3 million.

   Shareholders' equity (deficit) rose from a deficit of approximately $34.5 million at December 31, 1999 to an equity balance of approximately $605.2 million at March 31, 2000 mainly as a result of our IPO and the net loss incurred in the first quarter of 2000.

    THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 AND THREE MONTHS ENDED DECEMBER 31, 1999:

      Revenues for the three months ended March 31, 2000 were approximately $51.3 million, representing an increase of approximately 37% over revenues for the three months ended December 31, 1999 of approximately $37.3 million and approximately 317% over revenues for the three months ended March 31, 1999 of approximately $12.3 million. Revenues primarily related to voice services, which contributed approximately $47.7 million or 93% of total revenue. Voice revenue grew 30% compared to the three months ended December 31, 1999 and 399% over the three months ended March 31, 1999. Voice traffic volume during the three months ended March 31, 2000 was approximately 309 million minutes compared with approximately 238 million and 62 million minutes during the three months ended December 31, 1999 and March 31, 1999, respectively. Average revenue per minute was 15 cents, which represented an increase of approximately 5% compared to the three months ended December 31, 1999 due primarily to changes in traffic mix and, to a lesser extent, price reductions. Average revenue per minute decreased by approximately 20% compared to the first quarter of 1999, which primarily reflects price reductions. The majority of voice traffic in the first quarter of 2000 both originated and terminated in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements. Internet and bandwidth services revenue was approximately $3.6 million during the three months ended March 31, 2000, representing an increase of 17% over the three months ended December 31, 1999 and 829% over the three months ended March 31, 1999, primarily due to increases in our customer base.

      Cost of services (exclusive of items shown separately) for the three months ended March 31, 2000 were approximately $54.5 million compared with approximately $41.9 million and $17.0 million for the three months ended December 31, 1999 and March 31, 1999, respectively. Such costs increased primarily as a result of costs directly associated with our increased voice traffic. These costs consisted primarily of operation of the network, leases for transmission capacity, operation, administration and maintenance cost of owned fibre as well as termination expenses including refiling.

      Expressed as a percentage of revenues, cost of services was 106% during the three months ended March 31, 2000 compared with 112% and 138% for the three months ended December 31, 1999 and March 31, 1999, respectively. These decreases are primarily the result of higher volumes carried on our existing network.

      Depreciation and amortization for the three months ended March 31, 2000 was approximately $6.2 million compared with approximately $6.0 million and $1.3 million for the three months ended December 31, 1999 and March 31, 1999, respectively. These costs increased over the three months ended March 31, 1999 due to higher investments for network equipment, indefeasible rights of use, and other furniture and equipment.

      Selling, general and administrative expenses were approximately $7.6 million during the three months ended March 31, 2000 compared with approximately $6.8 million and $3.3 million for the three months ended December 31, 1999 and March 31, 1999, respectively. Such costs consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses. These costs increased over the three months ended March 31, 1999 primarily as a result of increased headcount, information technology costs, promotional costs and office costs.

      Net interest expense for the three-month period ended March 31, 2000 was approximately $11.2 million. It consisted during this period of approximately $9.0 million of interest accrued on the notes, the write-off of capitalized financing cost of $4.9 million less interest income of approximately $2.7 million. Interest income consists of interest earned from investing the unused proceeds of our senior notes and the net proceeds of our IPO. Net interest expense increased approximately $3.8 million, or 52%, over the three months ended December 31, 1999 and approximately $8.0 million, or 248%, over the three months ended March 31, 1999. Such increases were primarily the result of the write-off of capitalized financing costs.

   The strengthening of the U.S. dollar to the euro in the first quarter of 2000 resulted in a currency exchange loss of $19.7 million, compared with losses of $10.2 million and $2.4 million during the quarters ended
December 31, 1999 and March 31, 1999, respectively.

      Our management evaluates the relative performance of our voice and internet and bandwidth operations based on their respective fixed cost contributions. Fixed cost contribution consists of the revenues generated by the provision of voice services or internet and bandwidth services, as the case may be, less direct variable costs incurred as a result of providing such services. Certain direct costs, such as network and transmission costs, are shared by both the voice and data operations and are not allocated by management to either service.

      Fixed cost contribution for voice services for the three-month period ended March 31, 2000 was $4.7 million, representing $47.7 million in voice revenue less $43.0 million, or 14.0 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was $3.4 million representing $3.6 million in data revenue less $0.2 million in data direct cost.

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

      From our inception through December 31, 1998, we financed our operations through equity contributions. During the year ended December 31, 1999, we financed our operations through additional equity contributions and with the proceeds of the issuance of our 13 1/4% senior notes and related warrants, vendor financing and other long term debt, and an interim credit facility. The further development of our business and deployment of our network will require significant capital to fund capital expenditures, working capital, cash flow deficits and debt service. Our principal capital expenditure requirements include the expansion of our network, including construction of the German and intra-city networks, the acquisition of multiplexers, routers and transmission equipment and the construction of data center facilities through an investment in the Digiplex (formerly named Hubco) joint venture. Additional funding will also be required for office space, switch site buildout and corporate overhead and personnel.

      Between our inception and December 31, 1998, we had incurred capital expenditures of approximately $37.2 million, and during the year ended December 31, 1999 we incurred capital expenditures of approximately $195.4 million, including amounts related to the German network in both periods. Capital expenditures in 1998 and 1999 were principally for investments in fiber infrastructure and transmission equipment. We estimate that we will incur capital expenditures of approximately $362 million from January 2000 through the end of 2001 ($242 million for 2000 and $120 million for 2001), including approximately $23 million of which we estimate will be required for our investment in the Digiplex joint venture. We expect capital expenditures in 2000 and 2001 will be principally for investments in fiber infrastructure and transmission equipment. By the end of the first half of 2000, we plan to complete construction of the German network and to purchase additional multiplexers and routers, and we plan to complete the Amsterdam intra-city network in the third quarter of 2000.

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

      On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of Euro 87 per share (approximately $87.42 per share). We received proceeds of approximately $712 million, net of underwriting discounts and commissions and listing fees.

      In addition to the net proceeds of our initial public offering, other potential sources of capital, if available on acceptable terms or at all, may include possible sales of dark fiber on the German or Amsterdam networks or additional private or public financings, such as an offering of debt or equity in the capital markets, an accounts receivable or bank facility or equipment financings. We believe, based on our current business plan, that these sources, or a combination of them, will be sufficient to fund the expansion of our business as planned, and to fund operations until we achieve positive cash flow from operations. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations, and we do not expect to generate positive cash flow from operating activities until at least 2003. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. For example, our net losses and negative cash flow from operating activities are likely to continue beyond that time if:

      - we decide to build extensions to our network because we cannot otherwise reduce our transmission costs,

      - we do not establish a customer base that generates sufficient revenue,

      - we do not reduce our termination costs by negotiating competitive interconnection rates and peering arrangements as we expand our network,

      -    prices decline faster than we have anticipated,

      -    we do not attract and retain qualified personnel,

      - we do not obtain necessary governmental approvals and operator licenses or

      -    we are unable to obtain any additional financing as may be required.

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

      As of March 31, 2000, we had total current assets of $720.2 million, of which $32.0 million was escrowed for interest payments on the 13 1/4% senior notes and $25.3 million of which was allocated to the construction cost of the German network. Net unrestricted cash as of the same date was $561.3 million. In the first quarter of 2000, we allocated approximately $19.3 million in additional funds for the construction cost of the German network and provided a letter of credit to secure payment of that amount.

      EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense), decreased from negative $12.3 million in the fourth quarter of 1999 to negative $10.9 million in the first quarter of 2000.
EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy capital requirements.
However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as an indication of our operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

      Our significant debt and vendor financing activity to date has consisted of the following:

      - On February 19, 1999, we issued $160 million and Euro 85 million of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants.

      - On February 18, 1999 we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. We have borrowed an additional amount of approximately $4.0 million under this agreement since December 31, 1999. We have the right to defer payment until December 31, 2000 without interest, after which we may obtain seller financing, with interest accruing from January 1, 2001.

      - In June 1999, we entered into a financing facility with Nortel Networks Inc., an equipment supplier. As of December 31, 1999, we had borrowed substantially the full amount of the $75 million available under the facility. The debt outstanding under this facility bore interest at a LIBOR-based floating interest rate, and the weighted average on outstanding amounts was 11.04% as of December 31, 1999. The debt was repaid from the proceeds of our initial public offering.

      - In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed Euro 10 million of the $200.0 million (or the euro equivalent) available under the facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility (Euro 40 million at the time of our initial public offering), was repaid from the proceeds of our initial public offering, and the facility terminated.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

      Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation:

     (i) the statements in "--Overview" concerning (a) our expectations of improved access to customers and better quality control associated with the building of intra-city networks, (b) our expectations with regard to our ability to bundle and cross-sell our intra-city network and data center capabilities with our other services and (c) our expectation that we will continue to generate net losses and negative cash flow through at least 2002;

     (ii) the statements in "--Revenues" concerning (a) the generation of most of our revenues through the sale of wholesale long distance voice and Internet and bandwidth services to other telecommunications service providers, (b) our belief that, if the quality of the service is consistently high, Internet transport customers will typically increase the amount of capacity they purchase from us and will also generally renew their contracts, (c) our expectation of declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, (d) our expectation that technological advances will exacerbate downward price pressure, (e) our anticipation that the incremental costs of lighting dark fiber will serve as an economic restraint to increases in available managed bandwidth capacity at low marginal costs, (f) our belief that price decreases will promote demand for high volumes, (g) our belief that the impact on our results of operations from price decreases will continue to be at least partially offset by decreases in our cost of providing services and increases in our traffic volumes, (h) our belief that our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases and (i) our belief that customers for data center services are more sensitive to the differential services that we plan to provide than to price and that they are unlikely to move between facilities;

     (iii) the statements in "--Transmission Costs" concerning (a) the times at which our German network and Amsterdam intra-city networks will be operational,
(b) our expectation that per unit voice transmission costs will decrease, partially offset by increases in depreciation and amortization expenses and (c) our expectation that we will experience declining transmission costs as a result of increasing use of our owned network, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes;

     (iv) the statements in "--Voice Termination Costs" concerning (a) our belief that we can obtain more transmission capacity, if necessary, (b) our belief that our termination costs per unit should decrease as we extend our network, increase capacity and interconnect with more incumbent telephone operators and (c) our belief that continuing liberalization in Europe will lead to decreases in termination costs;

     (v) the statement in "--Internet Termination Costs" that the increase in merger and consolidation activity in the Internet services industry is likely to increase the concentration of market power of Internet backbone providers;

     (vi) the statements in "--Selling, General and Administrative Expenses" concerning (a) expected incurrence of significant selling and marketing costs in advance of anticipated related revenue and (b) our expectation that selling, general and administrative expenses will decrease as a percentage of revenues once our operations are more established and our customer base expands;

     (vii) the statement in "--Depreciation and Amortization" regarding our expectation that depreciation and amortization expense will increase as we expand our owned network; and

     (viii) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources"), our most recent report on Form 10-K for the year ended December 31, 1999, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

      While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management's discussion and analysis of results of operations and financial condition contained in our quarterly and annual reports, we do not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

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

      During the second quarter of 1999, we recognized revenue of approximately $3.2 million and cost of services of approximately $1.9 million from one bandwidth IRU contract that was treated as a sales-type lease. In the future, similar revenues and expenses will be recognized over the term of the related contracts, typically 15 to 20 years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Because most of our outstanding debt at March 31, 2000 is fixed-rate debt, a change in market interest rates is not likely to have a material effect on our earnings, cash flows or financial condition. We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior euro notes, and with transactions in currencies other than functional currencies in which we operate. As of March 31, 2000, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from these interest rate and foreign currency exchange rate exposures.

      We have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to Western European countries, primarily Germany, Switzerland, and the United Kingdom, where our principal operations exist. However, the introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject (other than fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc). Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior euro notes.

      The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of March 31, 2000. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at March 31, 2000. The actual cash flows are payable in either U.S. dollars (US$) or euro (Euro ), as indicated in the parentheses. Average variable interest rates are based on our borrowing rate as of March 31, 2000. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of March 31, 2000.

     EXPECTED                                                                                                       FAIR
MATURITY DATE                  2000       2001      2002       2003       2004      THEREAFTER        TOTAL        VALUE
---------------------                     ----      ----       ----       ----      ----------        -----        ------
                                                     (IN THOUSANDS)
Notes payable:

Fixed rate (Euro )........                                                         $  81,347      $  81,347      $  87,658
Interest rate.........                                                                 13.25%         13.25%
Fixed rate ($)........                                                             $ 160,000      $ 160,000      $ 160,700
Interest rate.........                                                                 13.25%         13.25%

Other long-term debt:

Fixed rate ($)........       $ 2,640    $ 2,154    $   754                                        $   5,548      $   5,548
Interest rate.........           9.7%       9.7%       9.7%
Variable rate ($).....                  $ 8,005    $ 8,005    $ 8,006                             $  24,016      $  24,198
Interest rate.........                      9.7%       9.7%       9.7%

      The cash flows in the table above are presented in accordance with the maturity dates defined in the debt obligations. However, the dollar and euro notes allow for early redemption at specified dates in stated principal amounts, plus accrued interest. We have not determined if these debt obligations will be redeemed at the specified early redemption dates and amounts. We may elect to redeem these debt obligations early at a future date. Cash flows associated with the early redemption of these debt obligations are not assumed in the table above. Should we elect to redeem these debt obligations earlier than the required maturities, the cash flow amounts in the table above could change significantly. We have not presented in the above table information relating to our obligations under the Nortel facility since those obligations were repaid with proceeds of our initial public offering

                           PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We may, from time to time, be a party to litigation that arises in the normal course of our business operations. Since our inception we have not been, and we are not presently, a party to any litigation or arbitration that we believe had or would reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

   During the quarterly period ended March 31,2000, we have sold and issued the following securities that were not registered under the United States Securities
Act:

   Approximately 55,000 shares of our capital stock which were purchased by our employees at $5.00 and $10.00 per share prior to January 1, 2000 were formally issued under Luxembourg law on January 19, 2000.

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

   Through March 31, 2000, we have used the net proceeds from our IPO (File No. 333-94541, effective date February 22, 2000) as described in our annual report on Form 10-K, filed on March 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the first quarter of 2000, the following matters were submitted to a vote of security holders.

   On January 20, 2000, at a special meeting, holders of our capital stock voted on the ratification, approval and confirmation of the entry by the Company into a Credit Agreement dated December 21, 1999. At the meeting, 30,582,312 out 33,065,840 shares issued by the Company were present or represented and 30,582,312 votes were cast in favor of the proposal, 0 votes against, and there were no abstentions. Accordingly, the proposal was approved.

ITEM 5.  OTHER INFORMATION

Carrier1 has revised the terms of its previously-announced swap into France, which was executed during the third quarter 1999. In the first stage of this revised swap, Carrier1 and the French company have determined during 2000 to swap two strands of dark fiber on Carrier1's German ring for two strands of dark fiber of comparable route length in France, reflecting each party's estimated needs during 2000. In addition, the parties are discussing the potential swap or mutual sale of local loop fiber and co-location facilities in certain cities in France in which Carrier1 is not present for comparable local loop fiber in certain European cities presently being built by Carrier1. The parties also have agreed to make incremental long haul capacity available to each other on commercial terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

EXHIBIT
NUMBER          DESCRIPTION
--------        -----------

   3.1          Articles of Incorporation of Carrier1
                International S.A.*

  27.1          Financial Data Schedule

--------------
   * Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Amendment No. 1) filed February 3, 2000.

  (b) Reports on Form 8-K

  We filed the following reports on Form 8-K during the fiscal quarter ended March 31, 2000:

  Form 8-K dated January 4, 2000, and filed with the Securities and Exchange Commission on January 4, 2000, regarding our joint venture investment in Hubco S.A.;

  Form 8-K/A dated February 9, 2000, and filed with the Securities and Exchange Commission on February 9, 2000, regarding our joint venture investment in Hubco S.A. and certain changes in the structure of the Hubco joint venture;

  Form 8-K/A dated February 17, 2000, and filed with the Securities and Exchange Commission on February 17, 2000 in response to certain comments of the Securities and Exchange Commission regarding our request for confidential treatment of certain portions of the documents pertaining to our joint venture investment in Hubco S.A.


                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

       SIGNATURE               CAPACITY IN WHICH SIGNED                         DATE
  /s/ Stig Johansson        Director, Chief Executive Officer and            May 9, 2000
-------------------------   President (Principal Executive Officer)
    Stig Johansson

 /s/ Joachim W. Bauer       Chief Financial Officer (Principal Financial     May 9, 2000
-------------------------   Officer and Principal Accounting Officer)
   Joachim W. Bauer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
----------      -----------
   3.1          Articles of Incorporation of Carrier1 International S.A.*

  27.1          Financial Data Schedule

--------------
   * Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Amendment No. 1) filed February 3, 2000.