Form 10-Q
period 2000-06-30
CARRIER1 INTERNATIONAL S A
filed 2000-08-08
CIK 1081824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        COMMISSION FILE NUMBER 001-15693

                            ------------------------

                          CARRIER 1 INTERNATIONAL S.A.
             (Exact Name of Registrant as Specified in its Charter)

                 LUXEMBOURG                                     98-0199626
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                 organization)

                            ------------------------

                                ROUTE D'ARLON 3
               L-8009 Strassen, Luxembourg (011) (41-1) 297-2600
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 1, 2000 there were 41,721,278 shares of Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    In this report, "Carrier 1 International" refers to Carrier 1 International S.A., a societe anonyme organized under the laws of the Grand Duchy of Luxembourg, and "Carrier1," "we," "our" and "us" refers to Carrier 1 International and its subsidiaries and their predecessors, except where the context otherwise requires. In our filings with the United States Securities Commission in "EDGAR" format, the symbol for the euro may be represented by "(u)", "e", "[euro]", or similar symbol.

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

                          CARRIER 1 INTERNATIONAL S.A.
                                    FORM 10Q
                                     INDEX

Part I--FINANCIAL INFORMATION...............................      4
  Item 1. Financial Statements..............................      4
    Consolidated Balance Sheets June 30, 2000 (Unaudited)
     and December 31, 1999..................................      4
    Unaudited Consolidated Statements of Operations Three
     Months Ended June 30, 2000 and June 30, 1999 and Six
     Months Ended June 30, 2000 and June 30, 1999...........      5
    Unaudited Consolidated Statement of Shareholders' Equity
     Six Months Ended June 30, 2000.........................      6
    Unaudited Consolidated Statements of Cash Flows Six
     Months Ended June 30, 2000 and June 30, 1999...........      7
    Notes To Unaudited Consolidated Financial Statements....      8
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     11
  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     27
Part II--OTHER INFORMATION..................................     29
  Item 1. Legal Proceedings.................................     29
  Item 2. Changes in Securities and Use of Proceeds.........     29
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     29
  Item 5. Other Information.................................     30
  Item 6. Exhibits and Reports on Form 8-K..................     30
Signatures..................................................     31
Exhibit Index...............................................     32

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                              DECEMBER 31,
                                                              JUNE 30, 2000      1999*
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  508,814       $ 28,504
  Restricted cash...........................................       21,202          5,512
  Restricted investments held in escrow.....................       34,477         61,863
  Accounts receivable, net of allowance for doubtful
    accounts of $1,981 and $840 at June 30, 2000 and
    December 31, 1999, respectively.........................       44,229         26,795
  Unbilled receivables......................................       22,208         18,226
  Value-added tax refunds receivable........................       26,562         20,499
  Prepaid expenses and other current assets.................       17,966          9,873
                                                               ----------       --------
      Total current assets..................................      675,458        171,272
PROPERTY AND EQUIPMENT--NET (See Note 4)....................      277,435        213,743
INVESTMENT IN AND ADVANCES TO JOINT VENTURES................       27,931          4,691
RESTRICTED INVESTMENTS HELD IN ESCROW.......................       12,769         28,314
OTHER ASSETS................................................       14,446         19,635
                                                               ----------       --------
TOTAL.......................................................   $1,008,039       $437,655
                                                               ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Trade accounts payable....................................   $   32,313       $ 46,338
  Accrued network costs.....................................       22,157         22,154
  Accrued refile costs......................................       30,364         18,234
  Accrued interest..........................................       11,981         12,984
  Other accrued liabilities.................................       23,781         17,020
  Short-term deferred revenue...............................        6,038             --
  Short-term debt (See Note 5)..............................       28,805         12,658
                                                               ----------       --------
      Total current liabilities.............................      155,439        129,388
DEFERRED REVENUE............................................       25,595          5,020
LONG-TERM DEBT (See Note 5):
  Senior notes..............................................      239,126        243,415
  Other long-term debt......................................        2,207         94,341
                                                               ----------       --------
      Total long-term debt..................................      241,333        337,756
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $2 par value, 100,000,000 and 55,000,000
    shares respectively authorized, 41,719,218 and
    33,010,700, respectively issued and outstanding at June
    30, 2000 and December 31, 1999..........................       83,438         66,021
  Additional paid-in capital................................      667,178          2,524
  Accumulated deficit.......................................     (168,487)      (107,734)
  Accumulated other comprehensive income....................        4,109          4,688
  Common stock held in treasury.............................         (566)            (8)
                                                               ----------       --------
      Total shareholders' equity (deficit)..................      585,672        (34,509)
                                                               ----------       --------
TOTAL.......................................................   $1,008,039       $437,655
                                                               ==========       ========

--------------------------

* Derived from audited consolidated financial statements.

           See notes to unaudited consolidated financial statements.

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30,
                             2000 AND JUNE 30, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                              THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                              ------------------   ------------------   ----------------   ----------------
REVENUES....................       $ 57,531             $ 20,194            $108,798           $ 32,487

OPERATING EXPENSES:
  Cost of services
    (exclusive of items
    shown separately
    below)..................         58,467               22,346             113,003             39,361
  Selling, general and
    administrative..........          9,165                3,147              16,803              6,465
  Depreciation and
    amortization............          7,228                2,298              13,379              3,634
                                   --------             --------            --------           --------
  Total operating
    expenses................         74,860               27,791             143,185             49,460
                                   --------             --------            --------           --------
LOSS FROM OPERATIONS........        (17,329)              (7,597)            (34,387)           (16,973)

OTHER INCOME (EXPENSE):
  Interest expense..........         (5,712)              (8,400)            (19,625)           (12,605)
  Interest income...........          6,406                2,099               9,090              3,078
  Currency exchange gain
    (loss), net.............          3,862               (4,721)            (15,825)            (7,149)
  Other, net................             (3)                (413)                 (6)              (413)
                                   --------             --------            --------           --------
  Total other income
    (expense)...............          4,553              (11,435)            (26,366)           (17,089)
                                   --------             --------            --------           --------
LOSS BEFORE INCOME TAX
  BENEFIT...................        (12,776)             (19,032)            (60,753)           (34,062)
INCOME TAX BENEFIT--Net of
  valuation allowance.......             --                   --                  --                 --
                                   --------             --------            --------           --------
NET LOSS....................       $(12,776)            $(19,032)           $(60,753)          $(34,062)
                                   ========             ========            ========           ========
LOSS PER SHARE:
  Net loss:
    Basic...................       $  (0.31)            $  (0.63)           $  (1.56)          $  (1.23)
                                   ========             ========            ========           ========
    Diluted.................       $  (0.31)            $  (0.63)           $  (1.56)          $  (1.23)
                                   ========             ========            ========           ========

           See notes to unaudited consolidated financial statements.

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         SIX MONTHS ENDED JUNE 30, 2000
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                ACCUMULATED     COMMON
                                                    ADDITIONAL                     OTHER        STOCK
                                          COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE   HELD IN
                                          STOCK      CAPITAL       DEFICIT        INCOME       TREASURY    TOTAL
                                         --------   ----------   -----------   -------------   --------   --------
BALANCE-December 31, 1999..............  $66,021     $  2,524     $(107,734)       $4,688       $  (8)    $(34,509)
  Issuance of Shares (8,708,518
    shares)............................   17,417      664,654                                              682,071
  Repurchase of shares.................                                                          (558)        (558)

  Comprehensive income (loss):
  Net loss.............................                             (60,753)                               (60,753)
  Other comprehensive income,
    net of tax:
  Currency translation adjustments.....                                              (579)                    (579)
                                                                                                          --------
  Total comprehensive loss.............                                                                    (61,332)
                                         -------     --------     ---------        ------       -----     --------
BALANCE-June 30, 2000..................  $83,438     $667,178     $(168,487)       $4,109       $(566)    $585,672
                                         =======     ========     =========        ======       =====     ========

           See notes to unaudited consolidated financial statements.

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2000      JUNE 30, 1999
                                                              ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................      $(60,753)         $ (34,062)

Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        13,379              3,634
  Amortization and write-off of capitalized financing
  costs.....................................................         4,776
  Changes in operating assets and liabilities:
  Restricted cash...........................................          (748)            (1,297)
  Receivables...............................................       (30,773)           (24,875)
  Prepaid expenses and other current assets.................        (8,366)            (4,347)
  Other assets..............................................           478            (13,262)
  Accounts payable and accrued liabilities..................        33,327             21,799
  Deferred revenue..........................................        25,753                 --
                                                                  --------          ---------
      Net cash used in operating activities.................       (22,927)           (52,410)
                                                                  --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of restricted investments held in escrow........                         (135,486)
  Purchase of property and equipment........................      (111,742)           (51,460)
  Investments in joint ventures.............................       (23,480)                (6)
  Receipts from maturity of restricted investments..........        42,931                 --
                                                                  --------          ---------
      Net cash used in investing activities.................       (92,291)          (186,952)
                                                                  --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................        48,490
  Proceeds from issuance of long-term debt..................                          253,858
  Proceeds from issuance of common stock and warrants.......       682,067             26,571
  Payment on debt...........................................      (124,858)                --
  Purchase of treasury stock................................          (558)                --
  Cash pledged for letter of credit.........................       (19,318)                --
  Receipts from cash pledged for letter of credit...........         4,376                 --
                                                                  --------          ---------
      Net cash provided by financing activities.............       590,199            280,429
                                                                  --------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................         5,329              2,854
                                                                  --------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................       480,310             43,921

CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................        28,504              4,184
                                                                  --------          ---------
  End of period.............................................      $508,814          $  48,105
                                                                  ========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND INVESTING ACTIVITIES:

    - At June 30, 2000 and June 30, 1999, equipment purchases of approximately $16,486 and $24,982, respectively, are included in accounts payable and accrued network costs.

           See notes to unaudited consolidated financial statements.

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

1. NATURE OF OPERATIONS

    Carrier 1 International S.A., its subsidiaries in Europe and its subsidiary in the United States ("Carrier1" or the "Company"), operate in the telecommunications industry offering voice, Internet and bandwidth and related telecommunication services. Carrier1 offers these services primarily to other telecommunications companies. Carrier1 is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2. UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. EARNINGS PER SHARE

    The following details the earnings per share calculations for the three months ended June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and June 30, 1999 (in thousands of U.S. dollars, except share information):

                             THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                 ENDED           ENDED           ENDED           ENDED
                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                             -------------   -------------   -------------   -------------
Loss from operations.......   $  (17,329)     $   (7,597)     $  (34,387)     $  (16,973)
                              ==========      ==========      ==========      ==========
Net loss...................   $  (12,776)     $  (19,032)     $  (60,753)     $  (34,062)
                              ==========      ==========      ==========      ==========
Total number of shares used
  to compute basic earnings
  (loss) per share.........   41,663,000      30,170,000      39,047,000      27,618,000
                              ==========      ==========      ==========      ==========
Loss from operations:
  Basic and diluted loss
    per share..............   $    (0.42)     $    (0.25)     $    (0.88)     $    (0.61)
                              ==========      ==========      ==========      ==========
Net loss:
  Basic and diluted loss
    per share..............   $    (0.31)     $    (0.63)     $    (1.56)     $    (1.23)
                              ==========      ==========      ==========      ==========

    Potential dilutive securities have been excluded from the computation for the three and six months ended June 30, 2000 and June 30, 1999 as their effect is antidilutive. Had the Company been in a net income position for the three and six months ended June 30, 2000 and June 30, 1999, diluted earnings per share would have included an additional 4,507,429 and 4,288,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions.

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

           THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

4. PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2000, consist of the following:

Network equipment...........................................  $ 93,193
Indefeasible right of use investments.......................    60,335
Leasehold improvements......................................    13,398
Furniture, fixtures and office equipment....................    12,118
Construction in progress....................................   124,992
                                                              --------
                                                               304,036
Less: accumulated depreciation and amortization.............   (26,601)
                                                              --------
Property and equipment, net.................................  $277,435
                                                              ========

5. DEBT

    The details of other long-term debt are as follows:

Network fiber lease.........................................   $2,207
                                                               ------
Total.......................................................   $2,207
                                                               ======

    Approximately $26.1 million of other long term debt was reclassified to short term debt during June 2000 since the Company decided to repay a vendor financing agreement early. This loan was repaid on July 5, 2000.

6. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    On April 1, 2000, Carrier1 signed a contract with Nortel for the provision of a first line maintenance, technical support and spares management service for 3 years for a total cost of $8.6 million.

    We have secured an extensive UK network as part of an agreement announced during the second quarter with 360networks. In this agreement, we have agreed to purchase approximately $85 million of infrastructure and bandwidth capacity from 360networks and 360networks in turn has agreed to purchase approximately $150 million of infrastructure and bandwidth capacity from us. As a part of this agreement, 360networks will provide us with trans-Atlantic and North American capacity, as well as 12 strands of dark fiber on its diversely-routed 1,150-kilometer UK network between Liverpool and London, connecting Manchester, Sheffield, Birmingham, Bristol, Nottingham and Cambridge.

7. INCOME TAXES

    The Company has tax loss carry forwards of approximately $49,031 at June 30, 2000. The ability of the Company to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory

                 CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES

           THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

7. INCOME TAXES (CONTINUED)
expiration periods for utilizing such net operating losses lapse. Due to its limited history, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

8. INITIAL PUBLIC OFFERING

    On March 1, 2000, Carrier1 completed its initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (U)87 per share (approximately $87.42 per share). Carrier1 received proceeds of approximately $682.1 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. Carrier1's shares are quoted and traded in the Federal Republic of Germany on the Neuer Market segment of the Frankfurt Stock Exchange. In the United States of America, Carrier1's shares are traded in the form of American Depositary Shares ("ADSs"). Each ADS represents the right to receive 0.2 shares of common stock. The ADS's are quoted and traded in the U.S. on the NASDAQ National Market.

9. SEGMENT INFORMATION

    Summarized financial information concerning the Company's reportable segments for the six months ended June 30, 2000 and 1999 is shown in the following table. The "Other" column includes unallocated shared and corporate related assets.

    Six Months Ended June 30, 2000:

                                                   INTERNET AND
                                                    BANDWIDTH
                                  VOICE SERVICES     SERVICES      OTHER     CONSOLIDATED
                                  --------------   ------------   --------   ------------
Revenues........................      $95,635        $13,163                   $ 108,798
Fixed cost contribution.........        9,453         10,925                      20,378
Identifiable assets.............       29,642          6,421      971,976      1,008,039

    Six Months Ended June 30, 1999:

                                                   INTERNET AND
                                                    BANDWIDTH
                                  VOICE SERVICES     SERVICES      OTHER     CONSOLIDATED
                                  --------------   ------------   --------   ------------
Revenues........................      $27,748        $ 4,739                   $  32,487
Fixed cost contribution.........        5,384          4,739                      10,123
Identifiable assets.............       18,252          2,962      304,075        325,289

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2000 should be read in conjunction with our consolidated financial statements and related notes. Certain information contained in the discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties, as detailed in our most recent Form 10-K as of December 31, 1999.

OVERVIEW

    We are a rapidly expanding European facilities-based provider of voice, Internet and bandwidth and related telecommunications services. We offer these services primarily to other telecommunications service providers. In
March 1998, our experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services. By June 30, 2000, we had 352 contracts with voice customers and 154 contracts with Internet and bandwidth customers.

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

    To date, we have experienced net losses and, generally, negative cash flow from operating activities. In the second quarter of 2000, we had positive cash flow from operating activities of approximately $26.6 million. From our inception to September 1998, our principal activities included developing our business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing our voice and Internet networks, hiring management and other key personnel, developing, acquiring and integrating information and operational support systems and operational procedures, negotiating interconnection agreements and negotiating and executing customer service agreements. In September 1998, we commenced the roll-out of our services. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "--Liquidity and Capital Resources."

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

FACTORS AFFECTING FUTURE OPERATIONS

    REVENUES

    We expect to generate most of our revenues through the sale of voice and, Internet and bandwidth services to other telecommunications service providers. We record revenues from the sale of voice and Internet services at the time of customer usage. Revenue from bandwidth IRU sales is recognized in accordance with the Financial Accounting Standards Board (the "FASB") interpretation of accounting rules generally on a monthly basis over contract life, typically over 15 to 20 years. For contracts that satisfy sales-type lease accounting, revenues are recognized at the time of sale. Our agreements with our voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. We generate a steady stream of voice traffic by providing high-quality service and superior customer support. Our Internet and bandwidth services are generally charged at a flat monthly rate, regardless of usage, based on the line speed and level of performance made available to the customer. We also offer usage-based Internet pricing for our Internet transport services, "Internet Exchange Connect", "Euro Transit" and "Global Transit", only in combination with Internet contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet customers. Our agreements with our Internet transport customers are generally for a minimum term of twelve months. Currently, our bandwidth services are typically also for an initial term of twelve months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future. We believe that, if the quality of the service is consistently high, Internet transport customers will typically increase the amount of capacity they purchase from us. We believe that they will also generally renew their contracts because it is costly and technically burdensome to switch carriers.

    Our services are priced competitively and we emphasize quality and customer support. The rates charged to voice, Internet and bandwidth customers are subject to change from time to time. Our revenue per billable minute for voice traffic in the second quarter of 2000 increased compared with the second quarter 1999 as a result of a more favorable traffic and services mix. The revenue per billable minute for voice traffic decreased in the second quarter of 2000 compared with the first quarter 2000. We generally expect to experience, and have planned for, declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, in part as a result of increasing competition.

    As a result of the construction of European fiber optic networks by our competitors, the price of bandwidth capacity is declining rapidly, which has lowered the price at which we are able to sell our Internet and bandwidth products, including dark fiber. We also expect technological advances that greatly increase the capacity of fiber optic cable to exacerbate downward price pressure. We anticipate, however, that the incremental costs of lighting dark fiber with transmission equipment will remain significant and will therefore serve as an economic restraint to increases in available managed bandwidth capacity at low marginal costs. Furthermore, we believe that price decreases will promote demand for high volumes and opportunities for volume related revenue increases. The impact on our results of operations from price decreases has been in prior quarters, and we believe it will continue to be, at least partially offset by decreases in our cost of providing services, largely due to our increased use of our own fiber and our consequent decreased termination costs, and increases in our voice and Internet traffic volumes. In addition, we believe that our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases.

    Our focus on providing services to other operators results in us having substantially fewer customers than a carrier in the mass retail sector. As a result, a shift in the traffic pattern of any one customer, especially in the near term and on one of our high volume routes, could have a material impact, positive or negative, on our revenues. For example, in the six months ended
June 30, 2000, one customer accounted for approximately 8% of our revenues, and this customer may continue to account for a significant portion of revenues in the near term. Furthermore, many wholesale customers of voice services tend to be price sensitive and may switch suppliers for certain routes on the basis of small price differentials. In contrast, Internet and bandwidth customers tend to use fewer suppliers than voice customers, cannot switch suppliers as easily and, we believe, are more sensitive to service quality than to price. We believe that customers for data center services are more sensitive to the value added services that we plan to provide than to price. In addition, we believe that they are unlikely to move between facilities due to their initial investments in tenant improvements and the high costs and risks of network outage associated with moving to another facility.

    We have entered into contracts to provide bandwidth and capacity on our network with a total value to us of approximately $262 million over contract life. Because we have not yet begun to deliver capacity under the contracts and as most of these are operating leases, we will recognize revenue on a monthly basis over contract life, typically over 15 to 20 years.

    COST OF SERVICES, EXCLUSIVE OF ITEMS DISCUSSED SEPARATELY BELOW

    Cost of services, exclusive of depreciation and amortization, which is discussed separately below, are classified into the following general categories: access costs, transmission costs, voice and Internet termination costs and other costs of services.

    ACCESS COSTS. We have minimal access costs as our customers are typically responsible for the cost of accessing our network. We have begun to provide services to switchless resellers. Switchless resellers do not have any telecommunications infrastructure. Therefore, for services to switchless resellers we will have access costs payable to the originating local provider, usually the incumbent telephone operator. These costs are reflected in our pricing and will vary based on calling volume and the distance between the caller and our point of presence.

    TRANSMISSION COSTS. Our transmission costs currently consist of leased capacity, operation, administration and maintenance cost of owned fiber as well as switch and router facilities costs. Leased capacity charges are fixed monthly payments based on capacity provided and are typically higher than a "dark fiber cost level," which is our target cost level and represents the lowest possible per unit cost. Dark fiber cost level is the per unit cost of high-capacity fiber that has been laid and readied for use but which has not been "lit" with transmission electronics. Dark fiber cost levels can be achieved not only through owned facilities, but also may be possible through other rights of use such as multiple investment units, known as "MIUs," or indefeasible rights of use, known as "IRUs."

    As part of our strategy to lower our cost base over time, we will seek dark fiber cost levels for our entire transmission platform, through building, acquiring or swapping capacity. For example, our German network is operational, and, except for a few segments for which we expect final regulatory approval later in the third quarter, in commercial service. The Paris and Amsterdam intra-city networks will be operational at the end of 2000. We have acquired intra-city capacity in London to lower our access costs, and we have made capital-efficient arrangements to swap capacity on the German network for capacity on other networks. We have secured an extensive UK network as part of an agreement announced during the second quarter with 360networks. In this agreement, we have agreed to purchase approximately $85 million of infrastructure and bandwidth capacity from 360networks and 360networks in turn has agreed to purchase approximately $150 million of infrastructure and bandwidth capacity from us. As a part of this agreement, 360networks will provide us with trans-Atlantic and North American capacity, as well as 12 strands of dark fiber on its diversely-routed 1,150 kilometer UK network between Liverpool and London, connecting Manchester, Sheffield, Birmingham, Bristol, Nottingham and Cambridge. We will provide and sell dark fiber on our German network and our Paris and Amsterdam city rings and broadband capacity on our pan-European network. We further minimize our transmission costs by optimizing the routing of our voice traffic and increasing volumes on our fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of Internet traffic, as applicable. To the extent we overestimate anticipated traffic volume, however, per unit costs will increase. As we continue to develop our owned network and rely less on leased capacity, per unit voice transmission costs are expected to decrease substantially, offset partially by an increase in depreciation and amortization expense. We also expect to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of increasing use of our owned network as opposed to leased network assets, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes.

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

    If a non-mobile call is terminated in a city in which we have a point of presence and an interconnection agreement with the national incumbent telephone operator, the call will be transferred to the public switched telephone network for local termination. This is usually the least costly mode of terminating a call. If a call is to a location in which we do not have a point of presence, or have a point of presence but do not have an interconnection agreement giving us access to the public switched telephone network, then the call must be transferred to, and refiled with, another carrier that has access to the relevant public network for local termination. We pay this carrier a refile fee for terminating our traffic. Most refilers currently operate out of New York and various European cities such as London, Frankfurt and Vienna, so that the refiled traffic is rerouted to such cities and from there is carried to its termination point. Refile agreements provide for fluctuating rates with rate change notice periods typically of one or four weeks. We seek to reduce our refile costs by utilizing least cost routing. For example, where we do not yet have interconnection agreements, we implement "resale" agreements whereby a local carrier that has an interconnection agreement with the incumbent telephone operator "resells" or shares this interconnection right with us for a fee. Termination through resale agreements is more expensive than through interconnection agreements but significantly less expensive than through refile agreements because the traffic does not need to be rerouted to another country.

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

    We believe that our termination costs per unit should decrease as we extend our network and increase transmission capacity. We also believe that continuing liberalization in Europe will lead to decreases in termination costs as new telecommunications service providers offer alternatives to the incumbent telephone operators for local termination, and as European Union member states implement and enforce regulations requiring incumbent telephone operators to establish rates which are set on the basis of forward-looking, long run economic costs that would be incurred by an efficient provider using advanced technology. There can be no assurance, however, regarding the extent or timing of such decreases in termination costs.

    TERMINATION OF MOBILE TRAFFIC. A substantial portion of our revenue from our voice products is based on mobile traffic. We have arrangements in place for termination of mobile traffic. However, direct operating agreements with mobile operators tend to be expensive and refiling of mobile traffic generally does not meet our quality targets. Although we currently have a number of direct agreements with mobile operators and quality refilers in place, we cannot guarantee that we can maintain these agreements or enter into similar agreements of adequate price levels, or at all, to support the expansion of our mobile traffic.

    INTERNET TERMINATION COSTS. Termination costs represent costs we are required to pay to other Internet backbone providers from the point of exit of our network. Internet termination is effected through peering and transit arrangements. Peering arrangements provide for the exchange of Internet traffic free-of-charge. We have entered into peering arrangements with ISPs in the United States and Europe, including recent peering arrangements with several European incumbent telephone operators. There can be no assurance that we will be able to negotiate additional peering arrangements. Under transit arrangements, we are required to pay a fee to exchange traffic. That fee is largely fixed and is based on the minimum Mb amount charged to us by our transit partners.

    Recently, the Internet services industry has experienced merger and consolidation activity. This activity is likely to increase the concentration of market power of Internet backbone providers, and may adversely affect our ability to obtain peering and cost-effective transit arrangements.

    OTHER COSTS OF SERVICES. Other costs of planned services include the expenses associated with providing value-added Internet services and data center capabilities. These expenses will consist primarily of certain engineering costs, personnel costs and lease expenses within our data center facilities.

    HEADCOUNT. Our headcount grew to 247 at June 30, 2000, up from 103 at June 30, 1999. We believe that our headcount in the second half of 2000 will not increase so rapidly as in the first half of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Our strategy of selling mainly to operators allows us to maintain lower selling, general and administrative expenses than companies providing services to the mass retail market. Our selling, general and administrative expenses consist primarily of personnel costs, information technology costs, office costs, travel, commissions, billing, professional fees and advertising and promotion expenses. We employ a direct sales force located in the major markets in which we offer services. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package emphasizing performance-based commissions and equity options. We expect to incur significant selling and marketing costs in advance of anticipated related revenue as we continue to expand our operations and service offerings. Our selling, general and administrative expenses are expected to decrease as a percentage of revenues, however, once we have established our operations in targeted markets and expanded our customer base.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of equipment (such as switches, multiplexers and routers), investments in indefeasible rights of use and in multiple investment units, furniture and equipment. We depreciate our network over periods ranging from 5 to 15 years and amortize our intangible assets over a period of 5 years. We depreciate our investments in indefeasible rights of use and in multiple investment units over their estimated useful lives of not more than 20 years. We expect depreciation and amortization expense to increase significantly as we expand our owned network, including the development of the German network.

    FINANCIAL POSITION

    Current assets at June 30, 2000 were approximately $675.5 million, representing an increase of approximately 294% over current assets at December 31, 1999 of approximately $171.3 million, and a decrease of approximately 6% over current assets at March 31 of approximately $720.2 million. The increase from December 31, 1999, is primarily related to the receipt of the net proceeds of our initial public offering (the "IPO") of common stock in February 2000. In addition, total accounts and unbilled receivables increased from approximately $45.0 million at December 31, 1999 and approximately $63.3 million at March 31, 2000, to approximately $66.4 million at June 30, 2000 as a result of increased revenues.

    Property and equipment increased approximately 30% from approximately $213.7 million at December 31, 1999 to approximately $277.4 million at June 30, 2000 mainly due to the investments in the construction of the German network.

    Investment in joint ventures increased approximately 495% from approximately $4.7 million at December 31, 1999 to approximately $27.9 million at June 30, 2000 as a result of our investment in the Digiplex joint venture (formerly Hubco).

    Restricted investments held in escrow (both current and long-term) decreased from December 31, 1999 and March 31, 2000 to June 30, 2000 as a result of our funding of scheduled interest payments on our senior notes and additions to our German network.

    Other current liabilities increased approximately 10% from approximately $17.0 million at December 31, 1999 to approximately $23.8 million at June 30, 2000 mainly as a result of an increase in the value-added tax payable.

    Deferred revenue (both current and long-term) increased approximately 530% from approximately $5.0 million at December 31, 1999 and approximately 163% from approximately $12.1 million at March 31, 2000 to approximately $31.6 million at June 30, 2000 as a result of new bandwidth and infrastructure sales agreements.

    Total long-term debt was approximately $241.3 million at June 30, 2000, representing a decrease of approximately 29% from long-term debt at December 31, 1999 of approximately $337.8 million and a decrease of approximately 10% from long-term debt at March 31, 2000 of approximately
$268.2 million. The decrease is related to the repayment of our credit facility with Nortel Networks of approximately $77.2 million and the reclassification of our $26.1 million credit facility with Siemens to short-term debt at June 30, 2000 since this facility was repaid in July 2000.

    Shareholders' equity (deficit) rose from a deficit of approximately
$34.5 million at December 31, 1999 to an equity balance of approximately
$605.2 million at March 31, 2000, then declined to an equity balance of approximately $585.7 million at June 30, 2000 mainly as a result of our IPO and the net losses incurred in the first quarter and second quarter of 2000.

    THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999 AND THREE MONTHS ENDED MARCH 31, 2000:

    Revenues for the three months ended June 30, 2000 were approximately
$57.5 million, representing an increase of approximately 12% over revenues for the three months ended March 31, 2000 of approximately $51.3 million and approximately 185% over revenues for the three months ended June 30, 1999 of approximately $20.2 million. Revenues primarily related to voice services, which contributed approximately $47.9 million or 83% of total revenue in the second quarter of 2000. Voice revenue grew 0.5% compared to the three months ended March 31, 2000 and 203% over the three months ended June 30, 1999. Voice traffic volume during the three months ended June 30, 2000 was approximately
343 million minutes compared with approximately 309 million and 122 million minutes during the three months ended March 31, 2000 and June 30, 1999, respectively. Average revenue per minute was approximately 14 cents, which represented a decrease of approximately 10% compared to the three months ended March 31, 2000 due primarily to changes in traffic mix and, to a lesser extent, price reductions. Average revenue per minute increased by approximately 8% compared to the second quarter of 1999, which primarily reflects changes in traffic mix. The majority of voice traffic in the second quarter of 2000 both originated and terminated in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements. Internet and bandwidth services revenue was approximately $9.6 million during the three months ended June 30, 2000, representing an increase of 170% over the three months ended March 31, 2000 and 120% over the three months ended June 30, 1999, primarily due to increases in our customer base. During the second quarter of 2000, we recognized revenue of approximately $4.7 million from one bandwidth IRU contract that qualified as a sales-type lease.

    Cost of services (exclusive of items shown separately) for the three months ended June 30, 2000 were approximately $58.5 million compared with approximately $54.5 million and $22.3 million for the three months ended March 31, 2000 and June 30, 1999, respectively. Such costs increased primarily as a result of costs directly associated with our increased voice traffic. These costs consisted primarily of operation of the network, leases for transmission capacity, operation, administration and maintenance cost of owned fiber as well as termination expenses including refiling.

    Expressed as a percentage of revenues, cost of services (exclusive of items shown separately) was 102% during the three months ended June 30, 2000 compared with 106% and 111% for the three months ended March 31, 2000 and June 30, 1999, respectively. These decreases are primarily the result of higher volumes carried on our existing network.

    Depreciation and amortization for the three months ended June 30, 2000 was approximately $7.2 million compared with approximately $6.2 million and $2.3 million for the three months ended March 31, 2000 and June 30, 1999, respectively. These costs increased over the three months ended June 30, 1999 due to higher investments for network equipment, indefeasible rights of use, and other furniture and equipment.

    Selling, general and administrative expenses were approximately
$9.2 million during the three months ended June 30, 2000 compared with approximately $7.6 million and $3.1 million for the three months ended
March 31, 2000 and June 30, 1999, respectively. Such costs consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses. These costs increased over the three months ended June 30, 1999 primarily as a result of increased headcount, information technology costs, promotional costs, office costs and provisions for bad debts.

    Net interest income for the three-month period ended June 30, 2000 was approximately $0.7 million. Interest income of approximately $6.4 million consisted of interest earned on deposits of escrowed proceeds of our senior notes and unused net proceeds of our IPO. Interest expense of approximately $9.0 million mainly consisted of interest accrued on the senior notes, less the write-off capitalized financing cost of $0.3 million, less capitalized interest of approximately $2.7 million.

    The strengthening of the Euro to the U.S. dollar in the second quarter of 2000 resulted in a currency exchange gain of $3.9 million, compared with losses of $19.7 million and $4.7 million during the quarters ended March 31, 2000 and June 30, 1999, respectively.

    Our management evaluates the relative performance of our voice and internet and bandwidth ("data") operations based on their respective fixed cost contributions. Fixed cost contribution is defined as segment revenues less direct variable costs incurred by the segment. Certain direct costs, such as network and transmission costs, are shared by both the voice and data operations and are not allocated by management to the segment.

    Fixed cost contribution for voice services for the three-month period ended June 30, 2000 was $4.8 million, representing $47.9 million in voice revenue less $43.1 million, or approximately 13 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was $7.5 million representing $9.6 million in data revenue less $2.3 million in data direct cost.

    SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30,
     1999:

    Revenues for the six months ended June 30, 2000 were approximately
$108.8 million, representing an increase of approximately 235% over revenues for the six months ended June 30, 1999 of approximately $32.5 million. Revenues primarily related to voice services, which contributed approximately
$95.6 million or 88% of total revenue in the first half of 2000. Voice revenue grew 245% over the six months ended June 30, 1999. Voice traffic volume during the six months ended June 30, 2000 was approximately 652 million minutes compared with approximately 184 million minutes during the six months ended
June 30, 1999. Average revenue per minute was approximately 14.6 cents, which represented a decrease of approximately 3% compared to the six months ended
June 30, 1999, due primarily to changes in traffic mix and, to a lesser extent, price reductions. The majority of voice traffic in the first half of 2000 both originated and terminated in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements. Internet and bandwidth services revenue was approximately $13.2 million during the six months ended June 30, 2000, representing an increase of 178% over the six months ended June 30, 1999, primarily due to increases in our customer base.

    Cost of services (exclusive of items shown separately) for the six months ended June 30, 2000 were approximately $113.0 million compared with approximately $39.4 million for the six months ended June 30, 1999. Such costs increased primarily as a result of costs directly associated with our increased voice traffic. These costs consisted primarily of operation of the network, leases for transmission capacity, operation, administration and maintenance cost of owned fiber as well as termination expenses including refiling.

    Expressed as a percentage of revenues, cost of services (exclusive of items shown separately) was approximately 104% during the six months ended June 30, 2000 compared with approximately 121% for the six months ended June 30, 1999. These decreases are primarily the result of higher volumes carried on our existing network.

    Depreciation and amortization for the six months ended June 30, 2000 was approximately $13.4 million compared with approximately $3.6 million for the six months ended June 30, 1999. These costs increased compared to the six months ended June 30, 1999 due to higher investments for network equipment, indefeasible rights of use, and other furniture and equipment.

    Selling, general and administrative expenses were approximately
$16.8 million during the six months ended June 30, 2000 compared with approximately $6.5 million for the six months ended June 30, 1999. Such costs consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses. These costs increased over the six months ended June 30, 1999 primarily as a result of increased headcount, information technology costs, promotional costs, office costs and provisions for bad debts.

    Net interest expense for the six-month period ended June 30, 2000 was approximately $10.5 million. It consisted during this period of approximately $18 million of interest accrued on our senior notes, less capitalized interest of approximately $4.1 million and interest income.

    The over-all weakening of the Euro to the U.S. dollar in the first half of 2000 resulted in a currency exchange loss of $15.8 million, compared with a loss of $7.1 million during the six-month period ended June 30, 1999.

    Fixed cost contribution for voice services for the six-month period ended June 30, 2000 was $9.5 million, representing $95.6 million in voice revenue less $86.1 million, or approximately 13 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was $10.9 million representing $13.2 million in data revenue less $2.3 million in data direct cost.

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

    From our inception through December 31, 1998, we financed our operations through equity contributions. During the year ended December 31, 1999, we financed our operations through additional equity contributions and with the proceeds of the issuance of our 13 1/4% senior notes and related warrants, vendor financing and an interim credit facility. The further development of our business and deployment of our network will require significant capital to fund capital expenditures, working capital, cash flow deficits and debt service. Our principal capital expenditure requirements include the expansion of our network, including construction of the German and intra-city networks, the acquisition of multiplexers, routers and transmission equipment and the construction of data center facilities through an investment in the Digiplex (formerly named Hubco) joint venture. Additional funding will also be required for office space, switch site build-out and corporate overhead and personnel.

    Between our inception and December 31, 1998, we had incurred capital expenditures of approximately $37.2 million, and during the year ended
December 31, 1999 we incurred capital expenditures of approximately
$195.4 million, including amounts related to the German network in both periods. Capital expenditures in 1998 and 1999 were principally for investments in fiber infrastructure and transmission equipment. We estimate that we will incur capital expenditures of approximately $362 million from January 2000 through the end of 2001 ($242 million for 2000 and $120 million for 2001), including approximately $23 million for our investment in the Digiplex joint venture. We expect capital expenditures in 2000 and 2001 will be principally for investments in fiber infrastructure and transmission equipment. We completed the construction of the German network and portions of it became operational in July 2000, with full operation expected in the second half of 2000. We plan to purchase additional multiplexers and routers for our network. We plan to complete the Amsterdam and Paris intra-city network by the end of 2000.

    As of December 31, 1998 funds managed by our equity sponsors had invested a total of approximately $37.8 million to fund start-up operations. By
February 19, 1999, such funds had completed their aggregate investment totaling $60 million in equity contributions. On February 19,

1999, we issued 13 1/4% senior notes, with warrants, for net proceeds of approximately $242 million, after deducting discounts and commissions and expenses. Approximately $79.0 million of the net proceeds were originally used to secure the first five interest payments on the notes. In addition, as of December 31, 1999, employees and directors had directly or indirectly invested approximately $6.7 million in our shares.

    On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of [EURO]87 per share (approximately $87.42 per share). We received proceeds of approximately $682 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses.

    In addition to the net proceeds of our initial public offering, other potential sources of capital, if available on acceptable terms or at all, may include possible sales of dark fiber on the German or intra-city networks (such as Amsterdam) or additional private or public financings, such as an offering of debt or equity in the capital markets, an accounts receivable or bank facility or equipment financings. We believe, based on our current business plan, that these sources, or a combination of them, will be sufficient to fund the expansion of our business as planned, and to fund operations until we achieve positive cash flow. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow will depend on a number of financial, competitive, regulatory, technical and other factors. For example, our net losses and negative cash flow from operating activities are likely to continue beyond that time if:

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

    As of June 30, 2000, we had total current assets of $675.5 million, of which $32.0 million was escrowed for interest payments on the 13 1/4% senior notes and $2.5 million of which was allocated to the construction cost of the German network. Net unrestricted cash as of the same date was $508.8 million. In the first half of 2000, we allocated approximately $19.3 million in additional funds for the construction cost of the German network and provided a letter of credit to secure payment of that amount. The balance of that letter of credit was $14.9 million as of June 30, 2000.

    EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense), decreased from negative $12.3 million in the fourth quarter of 1999 to negative $10.9 million in the first quarter of 2000 and decreased to negative $10.1 million in the second quarter of 2000. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as an indication of our operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

    Our significant debt and vendor financing activity to date has consisted of the following:

    - On February 19, 1999, we issued $160 million and [EURO]85 million of
      13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants.

    - On February 18, 1999 we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. We borrowed an additional amount of approximately $5.7 million under this agreement since December 31, 1999. We decided in June 2000 to repay this financing and did so on July 5, 2000.

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

    - In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed [EURO]10 million of the $200.0 million (or the euro equivalent) available under the facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility ([EURO]40 million at the time of our initial public offering), was repaid from the proceeds of our initial public offering, and the facility terminated.

FOREIGN CURRENCY

    Our reporting currency is the U.S. dollar, and interest and principal payments on the 13 1/4% senior notes are in U.S. dollars and euros and a significant portion of our costs and investments are denominated in dollars. However, the majority of our revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on our results of operations and balance sheet data. The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-Euro denominated currencies, such as pounds sterling. Although we do not currently engage in exchange rate hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies. We have outstanding one contract to purchase Deutsche Marks in exchange for dollars from time to time in amounts anticipated to satisfy our Deutsche Mark-denominated obligations under our German network arrangements. Any reversion from the euro currency system to a system of individual country floating currencies could subject us to increased currency exchange risk.

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

    (ii) the statements in "--Revenues" concerning (a) the generation of most of our revenues through the sale of voice and Internet and bandwidth services to other telecommunications service providers, (b) our belief that, if the quality of the service is consistently high, Internet transport customers will typically increase the amount of capacity they purchase from us and will also generally renew their contracts, (c) our expectation of declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, (d) our expectation that technological advances will exacerbate downward price pressure, (e) our anticipation that the incremental costs of lighting dark fiber will serve as an economic restraint to increases in available managed bandwidth capacity at low marginal costs, (f) our belief that price decreases will promote demand for high volumes, (g) our belief that the impact on our results of operations from price decreases will continue to be at least partially offset by decreases in our cost of providing services and increases in our traffic volumes, (h) our belief that our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these price decreases and (i) our belief that customers for data center services are more sensitive to the value added services that we plan to provide than to price and that they are unlikely to move between facilities;

    (iii) the statements in "--Transmission Costs" concerning (a) the times at which our German network will be in commercial service and our Paris and Amsterdam intra-city networks will be operational, (b) our expectation that per unit voice transmission costs will decrease, partially offset by increases in depreciation and amortization expenses and (c) our expectation that we will experience declining transmission costs as a result of increasing use of our owned network, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes;

    (iv) the statements in "--Voice Termination Costs" concerning (a) our belief that we can obtain more transmission capacity, if necessary, (b) our belief that our termination costs per unit should decrease as we extend our network and increase capacity and (c) our belief that continuing liberalization in Europe will lead to decreases in termination costs;

    (v) the statement in "--Termination of Mobile Traffic" that we cannot guarantee our ability to maintain our current agreements for termination of mobile traffic or to enter into similar agreements of adequate price levels, or at all;

    (vi) the statement in "--Internet Termination Costs" that merger and consolidation activity in the Internet services industry is likely to increase the concentration of market power of Internet backbone providers;

    (vii) the statements in "--Selling, General and Administrative Expenses" concerning (a) expected incurrence of significant selling and marketing costs in advance of anticipated related revenue and (b) our expectation that selling, general and administrative expenses will decrease as a percentage of revenues once our operations are more established and our customer base expands;

    (viii) the statement in "--Depreciation and Amortization" regarding our expectation that depreciation and amortization expense will increase as we expand our owned network; and

    (ix) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources"), our most recent report on Form 10-K for the year ended December 31, 1999, our most recent report on Form 10-Q for the three months ended March 31, 2000, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. These factors include the following:

    - Our limited operating history makes it difficult for others to evaluate our performance.

    - We expect to experience net losses and negative cash flow.

    - If we are unable to improve and adapt our operations and systems as we grow, we could lose customers and revenues.

    - Our operating results may fluctuate significantly.

    - Our ability to generate cash to service our substantial capital needs depends on many factors, some of which are beyond our control.

    - Our substantial indebtedness and our ability to incur more indebtedness could prevent us from fulfilling our obligations under our existing debt obligations.

    - Our debt agreements impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

    - If we are unable to extend our network in the manner we have planned, our operating revenues or gross margins could be adversely affected.

    - European use of the Internet, electronic commerce and the demand for bandwidth intensive applications may not increase as substantially as we expect, which would limit demand for our services and limit our ability to increase our revenues.

    - We have no control over third parties on whom we rely for the operation or maintenance of portions of our network, and if they or their facilities do not perform or function adequately, our network may be impaired.

    - We depend on our highly trained executive officers and employees. Any difficulty in retaining our current employees or in hiring new employees would adversely affect our ability to operate our business.

    - A failure to enter into or maintain adequate interconnection and peering arrangements could cause us to incur higher termination costs than competitors who have such arrangements.

    - If we lost one or more of our government licenses or became subject to more onerous government regulations, we could be adversely affected.

    - The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

    - The telecommunications industry is highly competitive and we may be unable to compete successfully.

    - Our competitors may have more experience, superior operational economies or greater resources, placing us at a cost and price disadvantage.

    - We may not be able to obtain sufficient cost-effective transmission capacity, which could delay our ability to penetrate certain markets or carry a higher volume of traffic in markets in which we already operate.

    - If estimates we have made are not correct, we may have too much or too little capacity.

    - We may have difficulty enhancing our sophisticated billing, customer and information systems. Any such difficulties could delay or disrupt our ability to service or bill our customers.

    - Rapid change in our industry could require us to expend substantial costs to implement new technologies. We could lose customers if our competitors implement new technologies before we do.

    - Customers that are price sensitive may divert their traffic to another carrier based on small price changes, resulting in fluctuations or loss in our revenue.

    - We rely on a small number of significant customers, and the loss of any single customer could therefore have a material adverse effect on our revenues.

    - We will engage in joint ventures, which are accompanied by inherent risks.

    - The costs and difficulties of acquiring and integrating businesses or engaging in other strategic transactions could impede our future growth and adversely affect our competitiveness.

    - We are controlled by parties whose interests may not be aligned with other holders of our securities.

    - The international scope of our operations may adversely affect our business.

    - Conversion to the euro may result in increased costs and possible accounting, billing and logistical difficulties in operating our business.

    - We may be adversely affected by year 2000 issues.

    - Enforcing judgments against us may require compliance with non-U.S. law.

    - The possible volatility of our stock price could adversely affect our shareholders.

    - Future sales of substantial numbers of shares could adversely affect the market price of our shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion summarizes the financial instruments and derivative instruments held by us at June 30, 2000 that are sensitive to changes in interest rates and foreign exchange rates. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not reviewed in this discussion.

    INTEREST RATE RISK MANAGEMENT. Within the past year, the sensitivity of our cash flows, earnings, and financial condition to changes in market interest rates declined significantly, upon our repayment (from the proceeds of our initial public offering) of the [EURO]40 million, the $75 million and the $26 million that were outstanding under floating rate facilities.

    Because most of our outstanding debt at June 30, 2000 is fixed-rate debt, a change in market interest rates is not likely to have a material effect on our earnings, cash flows or financial condition. As of June 30, 2000, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from these interest rate exposures.

    FOREIGN EXCHANGE RISK MANAGEMENT. We have foreign exchange currency exposures related to purchasing services and equipment and selling our services in currencies other than the US dollar, our reporting currency. Because the majority of our revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies, changes in foreign currency exchange rates may have a significant effect on our results of operations and balance sheet data. The most significant of our foreign currency exposures relate to our purchasing and selling activities in the Western European countries such as Germany, Switzerland and the United Kingdom, where our principal operations exist.

    In addition, the [EURO]85 million of our 13 1/4% senior notes payable denominated in euros exposes us to foreign exchange rate risk.

                           PART II--OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarterly period ended June 30, 2000, we did not sell or issue securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the second quarter of 2000, certain matters were submitted to a vote of security holders at our annual and extraordinary meeting of shareholders.

    ANNUAL MEETING. The Annual Meeting of Shareholders was held on June 13, 2000, in Luxembourg. At the Annual Meeting, 32,370,675 voting shares were present. The table below discloses the vote with respect to each proposal:

    Proposal I

    To approve our statutory accounts for the year ended December 31, 1999, and the reports of our statutory auditors, dated February 11, 2000, and the Board of Directors on the statutory accounts, dated May 2, 2000.

          For  32,365,076         Against  1,502         Abstain  4,097

    Proposal II

    To approve the determination to carry forward the loss we reported for the year ended December 31, 1999 to the year commencing January 1, 2000.

          For  32,362,866         Against  2,953         Abstain  4,856

    Proposal III

    To approve the discharge of our Board of Directors--pursuant to Article 74 of Luxembourg's Company Law--from the execution of their mandate as directors for the year ended December 31, 1999.

         For  32,319,101         Against  42,390         Abstain  9,184

    Proposal IV

    To approve the discharge of our statutory auditors--pursuant to Article 74 of Luxembourg's Company Law--from the execution of their mandate as statutory auditors for the year ended December 31, 1999.

         For  32,319,414         Against  43,378         Abstain  7,883

    EXTRAORDINARY MEETING. An Extraordinary Meeting of Shareholders was held immediately following the Annual Meeting of Shareholders on June 13, 2000, in Luxembourg. At the Extraordinary Meeting, 32,368,440 voting shares were present or represented. The table below discloses the vote with respect to each proposal:

    Proposal I

    To amend our Articles of Incorporation to increase the number of shares that the Board of Directors is authorized to issue from 55,000,000 to 100,000,000.

          For  32,353,723         Against  6,928         Abstain  7,789

    Proposal II

    To amend our Articles of Incorporation to authorize the Board of Directors to fix record dates for shareholders' meetings, dividend entitlement and other specified purposes.

         For  30,310,293        Against  1,867        Abstain  2,056,280

    Proposal III

    To amend our Articles of Incorporation to Articles of Incorporation to eliminate the shareholder's option for shares to be issued in bearer form.

         For  30,299,205        Against  8,369        Abstain  2,060,866

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
         3.1            Articles of Incorporation of Carrier1 International S.A.
        27.1            Financial Data Schedule

    (b) Reports on Form 8-K

    We did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                      SIGNATURE                          CAPACITY IN WHICH SIGNED                    DATE
                      ---------                          ------------------------                    ----
                                                       Director, Chief Executive
                 /s/ STIG JOHANSSON                    Officer and President
     -------------------------------------------       (Principal Executive                     August 7, 2000
                   Stig Johansson                      Officer)

                                                       Chief Financial Officer
                /s/ JOACHIM W. BAUER                   (Principal Financial Officer
     -------------------------------------------       and Principal Accounting                 August 7, 2000
                  Joachim W. Bauer                     Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
         3.1            Articles of Incorporation of Carrier 1 International S.A.

        27.1            Financial Data Schedule