Form 10-Q
period 2000-09-30
CARRIER1 INTERNATIONAL S A
filed 2000-11-14
CIK 1081824

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from ______ to ______.

                        Commission file number 001-15693

-------------------------------------------------------------------------------

            CARRIER 1 INTERNATIONAL S.A. (EXACT NAME OF REGISTRANT AS
                           SPECIFIED IN ITS CHARTER)

                      LUXEMBOURG                              98-0199626
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR        (I.R.S. EMPLOYER
                    ORGANIZATION)                         IDENTIFICATION NO.)


-------------------------------------------------------------------------------

                                 ROUTE D'ARLON 3
                L-8009 STRASSEN, LUXEMBOURG (011) (41-1) 297-2600
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
            INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE
                                    OFFICES)

-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         At November 1, 2000 there were 41,721,178 shares of Common Stock of the registrant outstanding.

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

                          CARRIER 1 INTERNATIONAL S.A.

                                    FORM 10Q

                                      INDEX

Part I - FINANCIAL INFORMATION...........................................................................4
     Item 1. Financial Statements........................................................................4
              Consolidated Balance Sheets September 30, 2000 (Unaudited) and
              December 31, 1999..........................................................................4
              Unaudited Consolidated Statements of Operations Three Months
              Ended September 30, 2000 and September 30, 1999 and Nine
              Months Ended September 30, 2000 and September 30, 1999.....................................5
              Unaudited Consolidated Statement of Shareholders' Equity
              (Deficit) Nine Months Ended September 30, 2000.............................................6
              Unaudited Consolidated Statements of Cash Flows Nine Months
              Ended September 30, 2000 and September 30, 1999............................................7
              Notes To Unaudited Consolidated Financial Statements.......................................8
     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................12
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................29
Part II - OTHER INFORMATION.............................................................................30
     Item 1.  Legal Proceedings.........................................................................30
     Item 2.  Changes in Securities and Use of Proceeds.................................................30
     Item 5.  Other Information.........................................................................31
     Item 6.  Exhibits and Reports on Form 8-K..........................................................31
         Signatures.....................................................................................32
         Exhibit Index..................................................................................33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                             SEPTEMBER 30, 2000    DECEMBER 31,
                                                                                (UNAUDITED)           1999*
                                                                               (SEE NOTE 3)
                                                                               -------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................................       $  453,355        $   28,504
     Restricted cash.....................................................           21,354             5,512
     Restricted investments held in escrow...............................           29,375            61,863
     Accounts receivable, net of allowance for doubtful accounts of $1,613
         and $840 at September 30, 2000 and December 31, 1999, respectively         53,298            26,795
     Unbilled receivables................................................           26,459            18,226
     Value-added tax refunds receivable..................................           21,671            20,499
     Prepaid expenses and other current assets ..........................           17,337             9,873
                                                                               -------------      ------------
              Total current assets.......................................          622,849           171,272

PROPERTY AND EQUIPMENT - NET (SEE NOTE 5)................................          286,861           213,743
INVESTMENT IN JOINT VENTURES ............................................           32,431             4,691
RESTRICTED INVESTMENTS HELD IN ESCROW....................................                             28,314
OTHER ASSETS ............................................................           13,073            19,635
                                                                               -------------      ------------
TOTAL....................................................................       $  955,214        $  437,655
                                                                               =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Trade accounts payable..............................................       $   40,506        $   46,338
     Accrued network costs ..............................................           15,517            22,154
     Accrued refile costs................................................           38,458            18,234
     Accrued interest....................................................            3,892            12,984
     Other accrued liabilities...........................................           14,658            17,020
     Short-term deferred revenue ........................................            9,860                 -
     Short-term debt.....................................................            3,318            12,658
                                                                               -------------      ------------
              Total current liabilities..................................          126,209           129,388
                                                                               -------------      ------------

DEFERRED REVENUE ........................................................           73,925             5,020
LONG-TERM DEBT (See Note 6):
     Senior notes........................................................          233,210           243,415
     Other long-term debt................................................            1,489            94,341
                                                                               -------------      ------------
              Total long-term debt ......................................          234,699           337,756

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $2 par value, 100,000,000 and 55,000,000 shares respectively, authorized, 41,721,178 and 33,010,700, respectively
         issued and outstanding at September 30, 2000 and December 31, 1999         83,442            66,021
     Additional paid-in capital..........................................          666,757             2,524
     Accumulated deficit.................................................         (197,464)         (107,734)
     Accumulated other comprehensive income (loss).......................          (31,697)            4,688
     Common stock held in treasury.......................................             (657)               (8)
                                                                               -------------      ------------
              Total shareholders' equity (deficit).......................          520,381           (34,509)
                                                                               -------------      ------------
TOTAL....................................................................       $  955,214        $  437,655
                                                                               =============      ============

            See notes to unaudited consolidated financial statements.


*    Derived from audited consolidated financial statements.

               CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
    THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                             THREE        THREE                      NINE
                                            MONTHS       MONTHS    NINE MONTHS      MONTHS
                                             ENDED        ENDED       ENDED          ENDED
                                           SEPTEMBER    SEPTEMBER   SEPTEMBER      SEPTEMBER
                                           30,  2000    30, 1999     30, 2000      30, 1999
                                           ---------    ---------   ----------     ---------
REVENUES ...............................     $77,280      $27,311     $186,078       $59,798

OPERATING EXPENSES:
     Cost of services (exclusive
         of items shown separately
         below) ...................           75,500       32,543      188,503        71,904
     Selling, general and
         administrative ................       8,699        4,216       25,502        10,681
     Depreciation and amortization .....       9,201        4,183       22,580         7,817
                                           ---------    ---------   ----------     ---------
     Total operating expenses ..........      93,400       40,942      236,585        90,402
                                           ---------    ---------   ----------     ---------

LOSS FROM OPERATIONS ...................     (16,120)     (13,631)     (50,507)      (30,604)

OTHER INCOME (EXPENSE):
     Interest expense ..................      (8,057)      (8,718)     (27,682)      (21,323)
     Interest income ...................       5,494        2,009       14,584         5,087
     Currency exchange gain (loss), net      (10,298)       1,931      (26,123)       (5,218)

     Other, net ........................           4          (25)          (2)         (438)
                                           ---------    ---------   ----------     ---------

     Total other income (expense) ......     (12,857)      (4,803)     (39,223)      (21,892)
                                           ---------    ---------   ----------     ---------



LOSS BEFORE INCOME TAX BENEFIT .........     (28,977)     (18,434)     (89,730)      (52,496)

INCOME TAX BENEFIT - Net of valuation
    allowance (See note 7) .............
                                           ---------    ---------   ----------     ---------


NET LOSS ...............................    $(28,977)    $(18,434)    $(89,730)     $(52,496)
                                           =========    =========   ==========     =========


LOSS PER SHARE:
     Net loss:
         Basic .........................   $(0.70)      $(0.59)      $(2.25)       $(1.83)
                                           =========    =========   ==========     =========
         Diluted .......................   $(0.70)      $(0.59)      $(2.25)       $(1.83)
                                           =========    =========   ==========     =========



            See notes to unaudited consolidated financial statements.

                  CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                         ACCUMULATED     COMMON
                                            ADDITIONAL                      OTHER        STOCK
                                  COMMON     PAID-IN     ACCUMULATED    COMPREHENSIVE    HELD IN
                                  STOCK      CAPITAL       DEFICIT      INCOME (LOSS)   TREASURY      TOTAL
                                  ------    ----------   -----------    -------------   --------      -----
BALANCE-December 31, 1999....     $66,021   $  2,524      $(107,734)       $  4,688      $  (8)     $(34,509)

Issuance of Shares
  (8,710,478 shares).........      17,421    664,233                                                 681,654


Repurchase of shares.........                                                             (649)         (649)

Comprehensive income (loss):
  Net loss...................                               (89,730)                                 (89,730)

  Other comprehensive income (loss),
  net of tax:
  Currency translation
    adjustments..............                                               (36,385)                 (36,385)
                                                                                                    --------

    Total comprehensive loss                                                                        (126,115)
                                  -------   --------      ---------        --------      -----      --------
BALANCE-September 30, 2000...     $83,442   $666,757      $(197,464)       $(31,697)     $(657)     $520,381
                                  =======   ========      =========        ========      =====      ========




            See notes to unaudited consolidated financial statements.

                  CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                    NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                   -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.................................................            $(89,730)             $(52,496)
       Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Depreciation and amortization..........................              22,580                 7,817
       Amortization and write-off of capitalized financing
         costs................................................               5,049
       Changes in operating assets and liabilities:
         Restricted cash......................................              (2,005)               (5,699)
         Receivables..........................................             (43,865)              (40,781)
         Prepaid expenses and other current assets............              (8,674)               (3,863)
         Other assets.........................................                 312               (14,687)
         Accounts payable and accrued liabilities.............              48,324                38,103
         Deferred revenue.....................................              78,765
                                                                        ---------------       ----------------
              Net cash provided by (used in) operating
                activities....................................              10,756               (71,606)
                                                                        ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of restricted investments held in escrow.......                                  (103,743)
     Purchase of property and equipment.......................            (153,691)              (95,506)
     Investments in joint ventures............................             (28,585)                   (6)
     Receipts from maturity of restricted investments.........              58,227
                                                                       ---------------       ----------------
              Net cash used in investing activities...........            (124,049)             (199,255)
                                                                       ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of short-term debt................              47,664
     Proceeds from issuance of long-term debt.................                                   248,259
     Proceeds from issuance of common stock and warrants......             681,654                26,572
     Proceeds from superscription of shares...................                                     4,018
     Payment on debt..........................................            (152,808)
     Purchase of treasury stock...............................                (649)
     Cash pledged for letter of credit........................             (19,318)
     Receipts from cash pledged for letter of credit..........               5,480
                                                                       ---------------       ----------------
              Net cash provided by financing activities.......             562,023               278,849
                                                                       ---------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..             (23,879)                1,759
                                                                       ---------------       ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.....................             424,851                 9,747

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................              28,504                 4,184
                                                                       ---------------       ----------------
     End of period............................................            $453,355              $ 13,931
                                                                       ===============       ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest........................................            $ 35,800              $ 16,480
                                                                       ===============       ================

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND INVESTING ACTIVITIES:

o At September 30, 2000 and September 30, 1999, equipment purchases of approximately $9,887 and $23,429, respectively, are included in accounts payable and accrued network costs.


            See notes to unaudited consolidated financial statements.



                  CARRIER 1 INTERNATIONAL S.A. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


1.       NATURE OF OPERATIONS

         Carrier 1 International S.A., its subsidiaries in Europe and its subsidiary in the United States ("Carrier1" or the "Company"), operate in the telecommunications industry offering end-to-end voice, Internet and bandwidth and related telecommunication services to large users of communication services. Carrier1 offers these services primarily to other telecommunications companies. Carrier1 is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2.       UNAUDITED FINANCIAL INFORMATION

         The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.       CHANGE IN FUNCTIONAL CURRENCY

         During the third quarter of 2000, Carrier1 determined that the functional currency of the Luxembourg holding company, Carrier1 International S.A., had clearly changed from the U.S. dollar to the Euro due to significant changes in economic facts and circumstances underlying the Company's business. The functional currencies of Carrier1's subsidiaries have not changed and, in all instances, are the respective local currency.

         Carrier1 applied this change prospectively as of the beginning of the quarter. As a result of this change, transactions entered into by the holding company that are denominated in currencies other than the Euro are now translated into Euros in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION.

         The net effect of this change in functional currency for the three months ended September 30, 2000 was to reduce the currency exchange loss (net) and the net loss reported in the statement of operations by approximately $17.8 million and to increase the negative currency translation adjustment component of other comprehensive income (loss) reported in the statement of shareholders' equity by approximately $17.8 million.

4.       EARNINGS PER SHARE

         The following details the earnings per share calculations for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 (in thousands of U.S. dollars, except share information):

                                                       THREE MONTHS       THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                          ENDED              ENDED             ENDED            ENDED
                                                        SEPTEMBER          SEPTEMBER         SEPTEMBER        SEPTEMBER
                                                         30, 2000           30, 1999          30, 2000         30, 1999
                                                      --------------     --------------    --------------   --------------
Loss from operations................................   $   (16,120)       $   (13,631)      $   (50,507)     $   (30,604)
                                                      =============       ============      ===========      ===========

Net loss............................................   $   (28,977)       $   (18,434)      $   (89,730)     $   (52,496)
                                                      =============       ============      ===========      ===========

Total number of shares used to compute
   basic and diluted earnings (loss) per share......    41,648,000         31,019,000        39,923,000       28,764,000
                                                      =============       ============      ===========      ===========

Loss from operations:
     Basic and diluted loss per share...............   $     (0.39)       $     (0.44)      $     (1.27)     $     (1.06)
                                                      =============       ============      ===========      ===========
Net loss:
     Basic and diluted loss per share...............   $     (0.70)       $     (0.59)      $     (2.25)     $     (1.83)
                                                      =============       ============      ===========      ===========



         Potential dilutive securities have been excluded from the computation for the three and nine months ended September 30, 2000 and 1999 as their effect is antidilutive. Had the Company been in a net income position for the three and nine months ended September 30, 2000 and 1999, diluted earnings per share would have included an additional 5,230,000 and 8,205,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000, consist of the following:

[caad 234]E
Network equipment....................................................      $112,506
Indefeasible right of use investments................................       165,128
Leasehold improvements...............................................        16,809
Furniture, fixtures and office equipment.............................        13,850
Construction in progress.............................................        12,812
                                                                           --------
                                                                            321,105
Less: accumulated depreciation and amortization                             (34,244)
                                                                           --------

Property and equipment, net..........................................      $286,861
                                                                           ========



6.       DEBT

         Other long-term debt of $1.5 million represents amounts due under a network fiber lease.

7.       INCOME TAXES

         The Company has tax loss carry forwards of approximately $55.5 million at September 30, 2000. The ability of the Company to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapse. Due to its limited history, the Company was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

8.       INITIAL PUBLIC OFFERING

         On March 1, 2000, Carrier1 completed its initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (U)87 per share (approximately $87.42 per share). Carrier1 received proceeds of approximately $682 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. Carrier1's shares are quoted and traded in the Federal Republic of Germany on the Neuer Markt segment of the Frankfurt Stock Exchange. In the United States of America, Carrier1's shares are traded in the form of American Depositary Shares ("ADSs"). Each ADS represents the right to receive
0.2 shares of common stock. The ADS's are quoted and traded in the U.S. on the NASDAQ National Market.

9.       SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments for the nine months ended September 30, 2000 and 1999 is shown in the following table. The "Other" column includes unallocated shared and corporate related assets.

Nine Months Ended September 30, 2000:

                                          VOICE          INTERNET AND
                                        SERVICES      BANDWIDTH SERVICES       OTHER         CONSOLIDATED
                                        --------      ------------------       -------       ------------
Revenues.........................        $158,051            $28,027                             $186,078
Fixed cost contribution..........          13,769             22,608                               36,377
Identifiable assets..............          26,976              8,235           920,003            955,214

Nine Months Ended September 30, 1999:

                                          VOICE          INTERNET AND
                                        SERVICES      BANDWIDTH SERVICES       OTHER         CONSOLIDATED
                                        --------      ------------------       -------       ------------
Revenues.........................         $53,342            $6,456                               $59,798
Fixed cost contribution..........           9,540             6,456                                15,996
Identifiable assets..............          30,856             3,761            306,845            341,462


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2000 should be read in conjunction with our consolidated financial statements and related notes. Certain information contained in the discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties, as detailed in our most recent Form 10-K as of December 31, 1999.

OVERVIEW

         We are a rapidly expanding European facilities-based provider of end-to-end voice, Internet and bandwidth and related telecommunications services to large users of communication services. We offer these services primarily to other telecommunications service providers. In March 1998, our experienced management team and Providence Equity Partners formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services. By September 30, 2000, we had 409 contracts with voice customers and 192 contracts with Internet and bandwidth customers.

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

         To date, we have experienced net losses and, with the exception of the three months ended June 30, 2000 and the three months ended September 30, 2000, negative cash flow from operating activities. Positive cash flow from operations during the three months ended June 30, 2000 and the three months ended September 30, 2000 is mainly attributable to bandwidth IRU sales in those periods. From our inception to September 1998, our principal activities included developing our business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing our voice and Internet networks, hiring management and other key personnel, developing, acquiring and integrating information and operational support systems and operational procedures, negotiating interconnection agreements and negotiating and executing customer service agreements. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow will depend on a number of financial, competitive, regulatory, technical and other factors. See "--Liquidity and Capital Resources."

         Although our management is highly experienced in the wholesale telecommunications business, our company itself has a limited operating history. Prospective investors therefore have limited operating and financial information about our company upon which to base an evaluation of our performance and an investment in our securities.

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). We have adopted a fiscal year end of December 31.

FACTORS AFFECTING FUTURE OPERATIONS

         REVENUES

         We expect to generate most of our revenues through the sale of voice, Internet and bandwidth services and related telecommunication services, including broadband solutions, co-location/hosting services, and infrastructure services to other telecommunications service providers. We record revenues from the sale of voice and Internet services at the time of customer usage. Revenue from bandwidth IRU sales is recognized in accordance with the Financial Accounting Standards Board (the "FASB") interpretation of accounting rules generally on a monthly basis over the contract life, typically 15 to 20 years. For contracts that satisfy sales-type lease accounting, revenues are recognized at the time of sale. Our agreements with our voice customers are typically for an initial term of twelve months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. We generate a steady stream of voice traffic by providing high-quality service and superior customer support. Our Internet (both transport and access services) and bandwidth services are generally charged at a flat monthly rate, regardless of usage, based on the line speed and level of performance or, in the case of Internet access services, the number of ports, made available to the customer. We also offer usage-based Internet pricing for our Internet transport services, "Internet Exchange Connect", "Euro Transit" and "Global Transit", only in combination with Internet contracts that have a fee-based component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet customers. Our agreements with our Internet customers are generally for a minimum term of twelve months. Currently, our bandwidth services are typically also for an initial term of twelve months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future. We believe that, if the quality of the service is consistently high, Internet customers will typically increase the amount of capacity they purchase from us. We believe that they will also generally renew their contracts because it is costly and technically burdensome to switch carriers.

         Our services are priced competitively and we emphasize quality and customer support. The rates charged to voice, Internet and bandwidth customers are subject to change from time to time. As a result of a more favorable traffic and services mix, our revenue per billable minute for voice traffic in the third quarter of 2000 increased compared with the third quarter 1999 and remained stable in the third quarter of 2000 compared with the second quarter 2000. We generally expect to experience, and have planned for, declining revenue per billable minute for voice traffic and declining revenue per Mb for Internet traffic and bandwidth, in part as a result of increasing competition.

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

         Our focus on providing services to large users of communication services, including other operators, results in us having substantially fewer customers than a carrier in the mass retail sector. As a result, a shift in the traffic pattern of any one customer, especially in the near term and on one of our high volume routes, could have a material impact, positive or negative, on our revenues. Furthermore, many wholesale customers of voice services tend to be price sensitive and may switch suppliers for certain routes on the basis of small price differentials. In contrast, Internet and bandwidth customers tend to use fewer suppliers than voice customers, cannot switch suppliers as easily and, we believe, are more sensitive to service quality and stability than to price. We believe that customers for data center services are more sensitive to the value-added services that we plan to provide than to price. In addition, we believe that they are unlikely to move between facilities due to their initial investments in tenant improvements and the high costs and risks of network outage associated with moving to another facility.

         As of September 30, 2000, we have entered into contracts to provide bandwidth and capacity on our network and co-location/hosting services with a total value to us of approximately $271 million over contract life (excluding swaps and a potentially significant scalable contract). Although we have begun to deliver capacity under some of the contracts, most of these are operating leases, and we will generally recognize revenue on a monthly basis over the contract life, typically 15 to 20 years.

         COST OF SERVICES, EXCLUSIVE OF ITEMS DISCUSSED
         SEPARATELY BELOW

         Cost of services, exclusive of depreciation and amortization, which is discussed separately below, are classified into the following general categories: access costs, transmission costs, voice and Internet termination costs and other costs of services.

ACCESS COSTS. We have minimal access costs as our customers are typically responsible for the cost of accessing our network. We have begun to provide access services to switchless resellers and ISPs. Switchless resellers and ISPs generally do not have any telecommunications infrastructure. Therefore, for services to switchless resellers and ISPs we will have access costs payable to the originating local provider, usually the incumbent telephone operator. These costs are reflected in our pricing and will vary based on calling volume and the distance between the caller and our point of presence.

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


         As part of our strategy to lower our cost base over time, we will seek dark fiber cost levels for our entire transmission platform, through building, acquiring or swapping capacity. For example, our German network is operational and in commercial service. The Paris, Amsterdam and Rotterdam intra-city networks are expected to be operational at the end of 2000. We have acquired intra-city capacity in London to lower our access costs, and we have made capital-efficient arrangements to swap capacity on the German network for capacity on other networks. We will provide and sell dark fibre on our German network and our city rings and broadband capacity on our pan-European network. We further minimize our transmission costs by optimizing the routing of our voice traffic and increasing volumes on our fixed-cost leased and owned lines, thereby spreading the allocation of fixed costs over a larger number of voice minutes or larger volume of Internet traffic, as applicable. To the extent we overestimate anticipated traffic volume, however, per unit costs will increase. As we continue to develop our owned network and rely less on leased capacity, per unit voice transmission costs are expected to decrease substantially, offset partially by an increase in depreciation and amortization expense. We also expect to experience declining transmission costs per billable minute or per Mb, as applicable, as a result of increasing use of our owned network as opposed to leased network assets, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes.

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

         If a non-mobile call is terminated in a city in which we have a point of presence and an interconnection agreement with the national incumbent telephone operator, the call will be transferred to the public switched telephone network for local termination. This is usually the least costly mode of terminating a call. If a call is to a location in which we do not have a point of presence, or have a point of presence but do not have an interconnection agreement giving us access to the public switched telephone network, then the call must be transferred to, and refiled with, another carrier that has access to the relevant public network for local termination. We pay this carrier a refile fee for terminating our traffic. Most refilers currently operate out of New York and various European cities such as London, Frankfurt and Vienna, so that the refiled traffic is rerouted to such cities and from there is carried to its termination point. Refile agreements provide for fluctuating rates with rate change notice periods typically of one to four weeks. We seek to reduce our refile costs by utilizing least cost routing. For example, where we do not yet have interconnection agreements, we implement "resale" agreements whereby a local carrier that has an interconnection agreement with the incumbent telephone operator "resells" or shares this interconnection right with us for a fee. Termination through resale agreements is more expensive than through interconnection agreements but significantly less expensive than through refile agreements because the traffic does not need to be rerouted to another country.

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

HEADCOUNT. The number of our employees grew to 267 at September 30, 2000, up from 121 at September 30, 1999. We believe that the number of our employees will continue to increase in the fourth quarter of 2000 at the same rate as during the third quarter of 2000. We expect a similar growth rate quarter to quarter during 2001 unless more employees are required for major new contracts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our strategy of selling mainly to large users of communication services allows us to maintain lower selling, general and administrative expenses than companies providing services to the mass retail market. Our selling, general and administrative expenses consist primarily of personnel costs, information technology costs, office costs, travel, commissions, billing, professional fees and advertising and promotion expenses. We employ a direct sales force located in the major markets in which we offer services. To attract and retain a highly qualified sales force, we offer our sales personnel a compensation package emphasizing performance-based commissions and equity options. We expect to incur significant selling and marketing costs in advance of anticipated related revenue as we continue to expand our operations and service offerings. Our selling, general and administrative expenses are expected to remain stable as a percentage of revenues, however, once we have established our operations in targeted markets and expanded our customer base.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of equipment (such as switches, multiplexers and routers), investments in indefeasible rights of use and in multiple investment units, furniture and equipment. We depreciate our network over periods ranging from 5 to 15 years and amortize our intangible assets over a period of 5 years. We depreciate our investments in indefeasible rights of use and in multiple investment units over their estimated useful lives of not more than 20 years. We expect depreciation and amortization expense to increase significantly as we further expand our owned network, including the German network.

         FINANCIAL POSITION

         Current assets at September 30, 2000 were approximately $622.8 million, representing an increase of approximately 264% over current assets at December 31, 1999 of approximately $171.3 million. The increase is primarily related to the receipt of the net proceeds of our initial public offering (the "IPO") of common stock in February 2000. In addition, total accounts and unbilled receivables increased from approximately $45.0 million at December 31, 1999 to approximately $79.8 million at September 30, 2000 as a result of increased revenues.

         Investment in joint ventures increased approximately 589% from approximately $4.7 million at December 31, 1999 to approximately $32.4 million at September 30, 2000 as a result of our investment in the Digiplex joint venture.

         Restricted investments held in escrow (both current and long-term) decreased from December 31, 1999 to September 30, 2000 as a result of our funding of scheduled interest payments on our senior notes and additions to our German network.

         Deferred revenue (both current and long-term) increased approximately 1,576% from approximately $5.0 million at December 31, 1999 to approximately $83.8 million at September 30, 2000 as a result of new bandwidth and infrastructure sales agreements.

         Total long-term debt was approximately $234.7 million at September 30, 2000, representing a decrease of approximately 31% from long-term debt at December 31, 1999 of approximately $337.8 million. The decrease is mainly related to the repayment of our credit facilities with Nortel Networks of approximately $77.2 million and Siemens of approximately $26.1 million.

         Shareholders' equity (deficit) rose from a deficit of approximately $34.5 million at December 31, 1999 to an equity balance of approximately $520.4 million at September 30, 2000 mainly due to our IPO offset by the net loss incurred in the nine-month period ended September 30, 2000.

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1999:

         Revenues for the three months ended September 30, 2000 were approximately $77.3 million, representing an increase of approximately 183% over revenues for the three months ended September 30, 1999 of approximately $27.3 million. Revenues primarily related to voice services, which contributed approximately $62.4 million or 81% of total revenue in the third quarter of 2000. Voice revenue grew 144% over the three months ended September 30, 1999. Voice traffic volume during the three months ended September 30, 2000 was approximately 437 million minutes compared with approximately 183 million minutes during the three months ended September 30, 1999. Average revenue per minute was approximately 14.3 cents, which represented an increase of approximately 2% compared to the third quarter of 1999, which primarily reflects changes in traffic mix. The majority of voice traffic in the third quarter of 2000 both originated and terminated in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements. Internet and bandwidth services revenue was approximately $14.9 million during the three months ended September 30, 2000, representing an increase of 776% over the three months ended September 30, 1999, primarily due to increases in our customer base. During the third quarter of 2000, we recognized revenue of approximately $4.2 from one bandwidth IRU contract that qualified as a sales-type lease.

         Cost of services (exclusive of items shown separately) for the three months ended September 30, 2000 were approximately $75.5 million compared with approximately $32.5 million for the three months ended September 30, 1999. Such costs increased primarily as a result of costs directly associated with our increased voice traffic. These costs consisted primarily of operation of the network, leases for transmission capacity, operation, administration and maintenance cost of owned fiber as well as termination expenses including refiling.

         Expressed as a percentage of revenues, cost of services (exclusive of items shown separately) was 98% during the three months ended September 30, 2000 compared with 119% for the three months ended September 30, 1999. This decrease is primarily the result of higher volumes carried on our owned network.

         Depreciation and amortization for the three months ended September 30, 2000 was approximately $9.2 million compared with approximately $4.2 million for the three months ended September 30, 1999. These costs increased over the three months ended September 30, 1999 due to higher investments for network equipment, indefeasible rights of use, other furniture and equipment and completion of the German ring.

         Selling, general and administrative expenses were approximately $8.7 million during the three months ended September 30, 2000 compared with approximately $4.2 million for the three months ended September 30, 1999. Such costs consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses. These costs increased over the three months ended September 30, 1999 primarily as a result of increased headcount, information technology costs, promotional costs, office costs and provisions for bad debts.

         Net interest income for the three months ended September 30, 2000 was approximately $2.6 million. Interest income of approximately $5.5 million consisted of interest earned on deposits of escrowed proceeds of our senior notes and unused net proceeds of our IPO. Interest expense of approximately $8.1 million mainly consisted of interest accrued on the senior notes and other borrowings, less capitalized interest of approximately $0.2 million.

         The strengthening of the U.S. dollar to the Euro in the third quarter of 2000 resulted in a currency exchange loss of $10.3 million, compared with currency exchange gain of $1.9 million during the quarter ended September
30, 1999.

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

         Fixed cost contribution for voice services for the three months ended September 30, 2000 was $4.3 million, representing $62.4 million in voice revenue less $58.1 million, or approximately 13 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was $11.7 million representing $14.9 million in data revenue less $3.2 million in data direct cost.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE
         MONTHS ENDED SEPTEMBER 30, 1999:

         Revenues for the nine months ended September 30, 2000 were approximately $186.1 million, representing an increase of approximately 211% over revenues for the nine months ended September 30, 1999 of approximately $59.8 million. Revenues primarily related to voice services, which contributed approximately $158.1 million or 85% of total revenue for the nine months ended September of 2000. Voice revenue grew 196% over the nine months ended September 30, 1999. Voice traffic volume during the nine months ended September 30, 2000 was approximately 1,090 million minutes compared with approximately 366 million minutes during the nine months ended September 30, 1999. Average revenue per minute was approximately 14.5 cents, which represented a decrease of approximately 1% compared to the nine months ended September 30, 1999, due primarily to changes in traffic mix. The majority of voice traffic for the nine months ended September 2000 both originated and terminated in Europe where prices are generally lower, but where we have implemented interconnection agreements and therefore generally do not need to terminate traffic via more costly refile or resale arrangements. Internet and bandwidth services revenue was approximately $28.0 million during the nine months ended September 30, 2000, representing an increase of 334% over the nine months ended September 30, 1999, primarily due to increases in our customer base.

         Cost of services (exclusive of items shown separately) for the nine months ended September 30, 2000 were approximately $188.5 million compared with approximately $71.9 million for the nine months ended September 30, 1999. Such costs increased primarily as a result of costs directly associated with our increased voice traffic. These costs consisted primarily of operation of the network, leases for transmission capacity, operation, administration and maintenance cost of owned fiber as well as termination expenses including refiling.

         Expressed as a percentage of revenues, cost of services (exclusive of items shown separately) was approximately 101% during the nine months ended September 30, 2000 compared with approximately 120% for the nine months ended September 30, 1999. This decrease is primarily the result of higher volumes carried on our owned network.

         Depreciation and amortization for the nine months ended September 30, 2000 was approximately $22.6 million compared with approximately $7.8 million for the nine months ended September 30, 1999. These costs increased compared to the nine months ended September 30, 1999 due to higher investments for network equipment, indefeasible rights of use, and other furniture and equipment.

         Selling, general and administrative expenses were approximately $25.5 million during the nine months ended September 30, 2000 compared with approximately $10.7 million for the nine months ended September 30, 1999. Such costs consisted primarily of personnel costs, information technology costs, office costs, professional fees and expenses. These costs increased over the nine months ended September 30, 1999 primarily as a result of increased headcount, information technology costs, promotional costs, office costs and provisions for bad debts.

         Net interest expense for the nine-months ended September 30, 2000 was approximately $13.1 million. Interest income of approximately $14.6 million consisted of interest earned on deposits of escrowed proceeds of our senior notes and unused net proceeds of our IPO. Interest expense of approximately $27.7 million mainly consisted of interest accrued on the senior notes and other borrowings, less capitalized interest of approximately $4.3 million.

         The over-all weakening of the Euro to the U.S. dollar in the nine months ended September 2000 resulted in a currency exchange loss of $26.1 million compared with a loss of $5.2 million during the nine months ended September 30, 1999.

         Fixed cost contribution for voice services for the nine months ended September 30, 2000 was approximately $13.8 million, representing $158.1 million in voice revenue less $144.3 million, or approximately 13.7 cents per minute, in voice termination costs. Fixed cost contribution for data services for the same period was $22.6 million representing $28.0 million in data revenue less $5.4 million in data direct cost.

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

         From our inception through December 31, 1998, we financed our operations through equity contributions. During the year ended December 31, 1999, we financed our operations through additional equity contributions and with the proceeds of the issuance of our 13 1/4% senior notes and related warrants, vendor financing and an interim credit facility. The further development of our business and deployment of our network will require significant capital to fund capital expenditures, working capital, cash flow deficits and debt service. Our principal capital expenditure requirements include the acquisition of fiber and duct infrastructure and transmission equipment and the construction of data center facilities. Additional funding will also be required for office space, switch site build-out and corporate overhead and personnel.

         We estimate that we will incur capital expenditures of approximately $370 million from January 2000 through the end of 2001 ($213 million for 2000 and $157 million for 2001), including approximately $31 million for our investment in the Digiplex joint venture. We expect capital expenditures in 2000 and 2001 will be principally for investments in fiber and duct infrastructure, transmission equipment, and the construction of data center facilities. Our German network is operational and in commercial service. We plan to purchase additional multiplexers and routers for our network. We plan to complete the Amsterdam, Rotterdam and Paris intra-city network by the end of 2000.

         On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (EURO)87 per share (approximately $87.42 per share). We received proceeds of approximately $682 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses.

         In addition to the net proceeds of our initial public offering, other potential sources of capital, if available on acceptable terms or at all, may include possible additional private or public financings, such as an offering of debt or equity in the capital markets, an accounts receivable or bank facility, equipment or project financings. We believe, based on our current business plan, that these sources, or a combination of them, will be sufficient to fund the expansion of our business as planned, and to fund operations and additional expansions until we achieve positive cash flow from operations. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. For example, our net losses and negative cash flow from operating activities are likely to continue beyond that time if:

         o we decide to build extensions to our network because we cannot otherwise reduce our transmission costs,

         o we do not establish a customer base that generates sufficient revenue,

         o we do not reduce our termination or access costs by negotiating competitive interconnection rates and peering arrangements as we expand our network,

         o        prices decline faster than we have anticipated,

         o        we do not attract and retain qualified personnel,

         o we do not obtain necessary governmental approvals and operator licenses or

         o we are unable to obtain any additional financing as may be required.

         Our ability to achieve these objectives is subject to financial, competitive, regulatory, technical and other factors, many of which are beyond our control. There can be no assurance that we will achieve profitability or continued positive cash flow.

         The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. There can be no assurance that sources of additional financing will be available on acceptable terms or at all.

         As of September 30, 2000, we had total current assets of $622.8 million, of which $29.4 million was escrowed for interest payments on the senior notes. Net unrestricted cash as of the same date was $453.4 million. In the first quarter of 2000, we allocated approximately $19.3 million in additional funds for the construction cost of the German network and provided a letter of credit to secure payment of that amount. The balance of that letter of credit was $13.8 million as of September 30, 2000. An additional amount for cost of construction of the German network is currently in dispute, and the construction company and development company are in the process of negotiating a settlement. Although we expect the disputed amount will not be payable in full, our total share of that amount, if ultimately paid in full, would be approximately $12.0 million.

         After September 30, 2000, we have made alternative arrangements for network assets that we had arranged to acquire from an affiliate of Iaxis Ltd. In the third quarter, Iaxis Ltd. went into administration, which provides temporary protection from creditors, and which necessitated these alternative arrangements. We estimate the maximum total cost of such alternative arrangements would be less than $1 million. The network assets provided by the Iaxis affiliate currently have a book value of approximately $10 million, which amount is being amortized over a period between 10 to 12 years. Should the Iaxis affiliate fail to continue to provide the network assets we would have to write down the amortized book value of these assets.

         EBITDA, which we define as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses and other income (expense), decreased from negative $12.3 million in the fourth quarter of 1999 to negative $10.1 million in the second quarter of 2000 and decreased to negative $6.9 million in the third quarter of 2000. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under US GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as an indication of our operating performance or any other measure of performance derived under US GAAP.

EBITDA as used in this report may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

FOREIGN CURRENCY

         Our reporting currency is the U.S. dollar, and interest and principal payments on the 13 1/4% senior notes are in U.S. dollars and euros and a significant portion of our costs and investments are denominated in euros. However, the majority of our revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on our results of operations and balance sheet data. The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-Euro denominated currencies, such as pounds sterling. Although we do not currently engage in exchange rate hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engaging in other similar hedging strategies. Any reversion from the euro currency system to a system of individual country floating currencies could subject us to increased currency exchange risk.

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

         (iii) the statements in "--Transmission Costs" concerning (a) the times at which our Paris, Rotterdam and Amsterdam intra-city networks will be operational, (b) our expectation that per unit voice transmission costs will decrease, partially offset by increases in depreciation and amortization expenses and (c) our expectation that we will experience declining transmission costs as a result of increasing use of our owned network, decreasing cost of leased transmission capacity, increasing availability of more competitively priced IRUs and MIUs and increasing traffic volumes;

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

         (vi) the statements in "--Selling, General and Administrative Expenses" concerning our expectation that selling, general and administrative expenses will remain stable as a percentage of revenues once our operations are more established and our customer base expands;

         (vii) the statement in "--Depreciation and Amortization" regarding our expectation that depreciation and amortization expense will increase as we further expand our owned network;

         (viii) the statement in "--Headcount" regarding the rate of growth in our number of employees in the fourth quarter 2000 and for the year 2001; and

         (ix) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources"), our most recent report on Form 10-K for the year ended

December 31, 1999, our most recent report on Form 10-Q for the three months ended September 30, 2000, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.


These factors include the following:

o Our limited operating history makes it difficult for others to evaluate our performance.

o        We expect to experience net losses and negative cash flow.

o If we are unable to improve and adapt our operations and systems as we grow, we could lose customers and revenues.

o        Our operating results may fluctuate significantly.

o Our ability to generate cash to service our substantial capital needs depends on many factors, some of which are beyond our control.

o Our substantial indebtedness and our ability to incur more indebtedness could prevent us from fulfilling our obligations under our existing debt obligations.

o Our debt agreements impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

o If we are unable to extend our network in the manner we have planned, our operating revenues or gross margins could be adversely affected.

o European use of the Internet, electronic commerce and the demand for bandwidth intensive applications may not increase as substantially as we expect, which would limit demand for our services and limit our ability to increase our revenues.

o We have no control over third parties on whom we rely for the supply, operation or maintenance of portions of our network, and if they or their facilities do not perform or function adequately, our network may be impaired.

o We depend on our highly trained executive officers and employees. Any difficulty in retaining our current employees or in hiring new employees would adversely affect our ability to operate our business.

o A failure to enter into or maintain adequate interconnection and peering arrangements could cause us to incur higher termination and access costs than competitors who have such arrangements.

o If we lost one or more of our government licenses or became subject to more onerous government regulations, we could be adversely affected.

o The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

o The telecommunications industry is highly competitive and we may be unable to compete successfully.

o Our competitors may have more experience, superior operational economies or greater resources, placing us at a cost and price disadvantage.

o We may not be able to obtain sufficient cost-effective transmission capacity, which could delay our ability to penetrate certain markets or carry a higher volume of traffic in markets in which we already operate.

o If estimates we have made are not correct, we may have too much or too little capacity.

o We may have difficulty enhancing our sophisticated billing, customer and information systems. Any such difficulties could delay or disrupt our ability to service or bill our customers.

o Rapid change in our industry could require us to expend substantial costs to implement new technologies. We could lose customers if our competitors implement new technologies before we do.

o Customers that are price sensitive may divert their traffic to another carrier based on small price changes, resulting in fluctuations or loss in our revenue.

o We rely on a small number of significant customers, and the loss of any single customer could therefore have a material adverse effect on our revenues.

o We will engage in joint ventures, which are accompanied by inherent risks.

o The costs and difficulties of acquiring and integrating businesses or engaging in other strategic transactions could impede our future growth and adversely affect our competitiveness.

o We are controlled by parties whose interests may not be aligned with other holders of our securities.

o The international scope of our operations may adversely affect our business.

o Conversion to the euro may result in increased costs and possible accounting, billing and logistical difficulties in operating our business.

o        We may be adversely affected by year 2000 issues.

o        Enforcing judgments against us may require compliance with non-U.S.
         law.

o Volatility in the price of our common shares could result in a lower trading price than your purchase price.

o The possible volatility of our stock price could adversely affect our shareholders.

o Future sales of substantial numbers of shares could adversely affect the market price of the shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion summarizes the financial instruments and derivative instruments held by us at September 30, 2000 that are sensitive to changes in interest rates and foreign exchange rates. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not reviewed in this discussion.

         INTEREST RATE RISK MANAGEMENT. Within the past year, the sensitivity of our cash flows, earnings, and financial condition to changes in market interest rates declined significantly, upon our repayment (from the proceeds of our initial public offering) of the [EURO]40 million, the $75 million and the $26 million that were outstanding under floating rate facilities.

         Because most of our outstanding debt at September 30, 2000 is fixed-rate debt, a change in market interest rates is not likely to have a material effect on our earnings, cash flows or financial condition. As of September 30, 2000, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from these interest rate exposures.

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

         In addition, the $160 million of our 13 1/4% senior notes payable denominated in USD exposes us to foreign exchange rate risk.



                          PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


RECENT SALES OF UNREGISTERED SECURITIES

         During the quarterly period ended September 30, 2000, we issued 2,000 shares in connection with the exercise by an employee of vested options.

ITEM 5. OTHER INFORMATION

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

 EXHIBIT
  NUMBER         DESCRIPTION
------------     -----------

    3.1          Articles of Incorporation of Carrier1 International S.A.
                 (filed as exhibit 3.1 to the Company's registration statement on form S-1 (number 333-44058))

   27.1          Financial Data Schedule

         (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

         SIGNATURE                         CAPACITY IN WHICH SIGNED                     DATE


  /s/ Stig Johansson
----------------------------       Director, Chief Executive Officer and President    November 13,
      Stig Johansson               (Principal Executive Officer)                      2000


 /s/ Joachim W. Bauer
----------------------------       Chief Financial Officer (Principal Financial       November 13,
     Joachim W. Bauer              Officer and Principal Accounting Officer)          2000

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER         DESCRIPTION
     ----------       -----------

        3.1           Articles of Incorporation of Carrier 1 International S.A.

       27.1           Financial Data Schedule