Form 10-K
period 2000-12-31
CARRIER1 INTERNATIONAL S A
filed 2001-04-02
CIK 1081824

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

          Shares of Common Stock, $2.00 par value per share

          American Depositary Shares, each ADS represents 0.2 shares of Common Stock
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes /X/                      No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 27, 2001, the aggregate market value of the shares of the registrant held by non-affiliates was $117,588,530 (based upon the closing price for shares as reported by the Neuer Markt segment of the Frankfurt Stock Exchange on that date and calculated using the March 27, 2001 exchange rate of 1 Euro to 0.8910 dollar). Shares held by each executive officer, director, and holder of 5% or more of the outstanding shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    At March 27, 2001, there were 42,862,853 shares of Common Stock of the registrant outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    In this Annual Report on Form 10-K, "Carrier1 International" refers to Carrier 1 International S.A., a societe anonyme organized under the laws of the Grand Duchy of Luxembourg, and "Carrier1," "we," "our" and "us" refers to Carrier1 International and its subsidiaries and their predecessors, except where the context otherwise requires.

    In this Annual Report, references to "the euro," "euros" or "(u)" are to the lawful currency of the European Monetary Union and all references to "U.S. dollars," "dollars" or "$" are to the lawful currency of the United States.

    The statements contained in this Annual Report that are not historical facts are "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks, uncertainties and assumptions. We have based these forward-looking statements on our current expectations and projections about future events and on industry publications. We have not independently verified the data derived from industry publications. Such forward-looking statements may be included in, but are not limited to, the factors set forth in "Item 1. Business--Risk Factors" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

    Management of Carrier1 cautions the reader that these forward-looking statements, such as the statements regarding Carrier1's ability to implement its business and financial plans, its ability to develop and expand its business, its ability to reduce and manage costs, its ability to design, configure, develop and operate its networks successfully, its ability to continue increasing its consumer base, its ability to take advantage of new technologies, its markets, including the future growth of the European telecommunications market, the effects of regulation, including tax regulations, litigation, its anticipated future revenues, capital spending and financial resources and other statements contained in this Annual Report regarding matters that are not historical facts involve predictions. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks and uncertainties facing Carrier1. Such risks and uncertainties include, but are not limited to, the significant amount of indebtedness incurred by Carrier1 and its obligations to service such indebtedness, contractual restrictions on the ability of Carrier1 to receive dividends from certain subsidiaries, the risk of termination of certain joint ventures through which Carrier1 operates, increased competition from other voice, Internet, bandwidth and related telecommunication service providers, expected actions of third parties such as equipment suppliers and joint venture partners that affect our operations, exchange rate fluctuations and changing technology, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from future results indicated, expressed or implied in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

    Carrier1 International is a holding company and renders its services indirectly through subsidiaries primarily located in various Western European countries. Its registered office is located at L-8009, Strassen, Route d'Arlon 3, Luxembourg. Executive offices of Carrier1 International GmbH, its principal management services subsidiary, are located at Militarstrasse 36, CH-8004 Zurich, Switzerland. Its phone number is +41-1-297-2600.

OVERVIEW

    We are a rapidly expanding European facilities-based provider of voice services and data services such as Internet, bandwidth and related telecommunications services. We offer these services primarily to other telecommunications service providers. In March 1998, our experienced management team, and Providence Equity Partners and Primus Ventures formed Carrier1 to capitalize on the significant opportunities emerging for facilities-based carriers in Europe's rapidly liberalizing telecommunications markets. By September 1998, we had deployed our initial network and commenced selling services.

    We are developing an extensive city-to-city European fiber optic network accessing and linking key population centers. In select European cities, we are also developing intra-city networks and data centers for housing and managing equipment. We expect these intra-city networks to give us faster, lower cost access to customers with better quality control. We also expect to bundle and cross-sell our intra-city network and data center capabilities with our other services.

    As of December 31, 2000, we offered voice services and data services (Internet, bandwidth and related services) in over 25 cities and 13 countries. In addition, as of December 31, 2000, through a combination of building, buying and exchanging assets, we arranged an extensive fiber network of 14,000 contracted route kilometers, portions of which became operational during 2000. When completed, this fiber optic network will consist of a fiber optic network in Denmark, Italy, Switzerland, Germany, France, the United Kingdom, The Netherlands, Norway and Sweden, and we will have one or more wavelengths in Denmark, Italy, Switzerland and Belgium. The network includes a 2,400 route kilometer network in Germany and a 2,650 route kilometer network in France and will extend over a 1,150 route kilometer network in the United Kingdom. Our network will also include intra-city networks in Amsterdam, Berlin, Dusseldorf, Frankfurt, Geneva, The Hague, Hamburg, Hanover, London, Milan, Munich, Paris and Rotterdam for a total of approximately 750 route kilometers. We have constructed a 40 route kilometer ring in Amsterdam that has been completed at the fiber level and activated for our own purposes. We are currently constructing another approximately 70 route kilometer ring in Amsterdam that has been completed at the duct level and will be completed at the fiber level and activated in 2001. We also have substantially completed a 31.5 route kilometer ring at the duct and fiber level in Paris, and we are currently constructing another approximately 72 route kilometer ring in Paris. As of March 20, 2001, all the other intra-city networks and the additional rings in Amsterdam and Paris are under construction and are expected to be completed by year end, with the exception of Dusseldorf which we expect to complete in 2002.

    We intend to continue to expand our network in a cost-effective manner by building, buying or trading network assets. For example, the German network became operational in the fall of 2000. The German network connects 14 principal cities and passes a number of other major cities. We built the German network with partners to lower our fixed cost of construction. We own our own duct, which contains 72 fiber strands. We have swapped excess capacity on the German network for fiber capacity on other networks in our target markets to increase the reach of our owned and controlled network in a capital-efficient way. Moreover, our duct has space for additional fiber strands which may be used to meet additional demands for bandwidth or improvements in technology. A further 550 route kilometer cross-section connecting Dortmund to Berlin is under construction and is expected to be activated by year-end 2001.

    As we have expanded our own network, we have been phasing out our short-term leased network assets.

    Stig Johansson, Chief Executive Officer, and our management team have extensive experience in European telecommunications markets and longstanding relationships with European wholesale customers and suppliers. Mr. Johansson was formerly the President of Unisource Carrier Services AG, a large European wholesale carrier. Our senior management comes from Unisource Carrier Services, AT&T-Unisource Communications Services, Telia Norge AS, British Telecom, AT&T, KPNQwest N.V. and Global One. Mr. Johansson and others in management have also had significant experience with start-up ventures. We believe that management's experience and long-standing customer relationships were key to our launch of operations approximately six months after our founding.

INDUSTRY AND MARKET OPPORTUNITY

    We believe that the market for advanced, high bandwidth transmission capacity and other telecommunications services in Europe will continue to grow due to a number of factors, including:

    - MARKET LIBERALIZATION. Entry to the telecommunications market was liberalized in almost all European Union member states on January 1, 1998. We expect the European telecommunications market to continue to experience developments similar to those that have occurred in the United States and the United Kingdom following liberalization, including an increase in both international and national traffic volume, reduced prices, increased service offerings and the emergence of new entrants seeking to outsource some or all of their telecommunications infrastructure and service needs. In addition, we expect more regional carriers in the United States to offer international long distance service, which we believe will lead to increased demand for alternative carriers of transatlantic and European traffic.

    - LARGE AND GROWING MARKET FOR VOICE SERVICES. Management believes that the European international long distance and mobile market is among the largest in the world and is continuing to grow.

    - GROWING DEMAND FOR INTERNET AND BANDWIDTH SERVICES. We believe that the penetration rate of web users in Europe will continue to grow in the next several years. We believe that substantial additional bandwidth and faster transmission speeds will be required to accommodate new Internet intensive business applications, such as electronic commerce, the deployment of corporate intranets and virtual private networks, video conferencing, broadcast multimedia and other broadband applications, application hosting services, third generation mobile technology, and other Internet protocol-based value added products and services.

      Furthermore, several third generation licenses were recently granted in major European markets, and we expect these licensees to outsource part of their needs for telecommunications services to companies like ours.

    - DEMAND FOR RELATED SERVICES. Increasing demand for basic telecommunications services presents opportunities for companies such as ours to market other related services, such as data centers to house and manage a customer's mission-critical telecommunications and data equipment, which have significant space and monitoring requirements.

BUSINESS STRATEGY

    Our objective is to become a leading European facilities-based provider of high quality voice services and Internet, bandwidth and related services. Our target customers are telecommunications service providers and other large telecommunications users with similar needs. The key elements of our strategy are:

    - TARGET TELECOMMUNICATIONS SERVICE PROVIDERS AND OTHER LARGE TELECOMMUNICATIONS USERS WITH SIMILAR NEEDS. By focusing on telecommunications service providers and other large telecommunications users with similar needs, we expect to exploit our management's strong market-oriented skills, first-hand understanding of the European telecommunications markets and long-standing customer relationships, while maintaining a lower cost base than carriers with mass retail operations and without competing with our customers.

      In particular, we focus our marketing efforts on fixed-line and mobile competitive retail operators that lack international infrastructure. We also focus our marketing efforts on established non-European operators that lack infrastructure in Europe or are seeking lower-cost alternatives and wish to outsource their European infrastructure needs. Based on our management's experience in European telecommunications markets, we believe these new entrants and non-European operators prefer an independent supplier to an incumbent telephone operator or other supplier with which they compete directly. In addition, we believe that these customers are increasingly seeking flexible, lower cost alternatives to the high tariffs that incumbents have traditionally charged.

    - FOCUS ON CUSTOMER NEEDS. We will continue to build relationships with a large number of telecommunications service users and providers by providing quality, customized service and a superior level of customer support.

    - ENSURE QUALITY SERVICE. We believe that quality of service is critical to obtaining and retaining customers. Our technologically advanced network and network management and information systems allow us to offer our services at guaranteed minimum levels of order implementation, response and repair time and availability. Based on our management's experience in telecommunications markets, we believe that we offer among the highest minimum service levels for voice services and Internet and bandwidth services in Europe. Having fiber optic networks, switches, multiplexers and routers helps us to control the quality and breadth of our service offerings.

    - PROVIDE SUPERIOR CUSTOMER SUPPORT. Although our network has one of the highest quality service levels, occasionally customers experience connection or other problems. To better assist our customers if they have difficulties, we have devised our system with the goal of providing a level of customer support significantly higher than what we believe is generally available in the voice market in Europe, particularly from incumbent telephone operators. Key features of these systems include:
      (1) decentralized and locally based sales, installation and basic support, facilitating quick response to customer needs, (2) a help desk operating 24 hours a day, 365 days a year, (3) on-line order management and provisioning, traffic reports, fault reports and repair information and
      (4) on-line customized billing. We believe that these features allow us to offer our customers the ability to monitor and control services we provide them.

    - EXPAND OUR NETWORK RAPIDLY AND IN A CAPITAL-EFFICIENT MANNER. We seek to invest in key strategic assets, such as our German network and various intra-city networks whereby we can build additional excess capacity at a low cost, which we can use as an attractive currency for swaps to extend our European coverage as rapidly as possible. Through this strategy we are developing a cross-border network linking principal cities of Western Europe and expect to continue to increase the number of countries covered by the network and broaden our network presence within particular countries. We decided to build our network in Germany because:

      - Germany is the largest telecommunications market in Europe and a major center for voice and Internet traffic within Europe;

      - there is limited availability of cost-effective transmission capacity in Germany;

      - leased transmission costs are currently high in Germany and we desired to lower our cost base in such a large market;

      - installing multiple points of presence in Germany reduces our voice termination and access costs and improved our position within the German regulatory framework; and

      - Germany's central location within Europe provides a good base from which to connect the German network to other parts of Europe.

      We have reduced the capital necessary to assemble this existing and contracted network by:

      - sharing the cost of building the German network with partners;

      - selling or pre-selling conduit rights or capacity to defray costs; and

      - trading capacity or services.

      We plan to continue to take this capital-efficient approach in implementing our strategy to secure intra-city networks in up to 13 cities throughout Europe. Similarly, we are taking a capital-efficient approach to developing some of our data center capabilities by building them through a joint venture. We expect that having intra-city networks and data center capabilities will enhance the value of our network by bringing us closer to major telecommunication centers and therefore to our customers.

    - EXPLOIT LOW COST PROVIDER POSITION. Having a high capacity, cross-border network in Europe at the duct or duct fiber level gives us a significant cost advantage over incumbent providers with extensive legacy networks and newer competitors that lease the majority of their networks or build networks without the use of capital-efficient swapping or pre-selling strategies. We believe that we will further reduce the overall cost of deploying our network by continuing to engage in swaps and sales of dark fiber. We believe that the intra-city extension of our network in up to 13 major cities will enhance our low-cost position by reducing the need for alternative city carriers and leased lines, which can be expensive and have long lead times for delivery. We expect that acquiring some of our data center capabilities through a joint venture will also enhance our low-cost position.

    - PURSUE GROWING DEMAND FOR BANDWIDTH. We believe that demand from European telecommunications carriers, Internet service providers and other businesses for high bandwidth and Internet transmission capacity will continue to increase over the next several years primarily due to technological and regulatory developments. We also believe that additional network transmission capacity and faster transmission speeds will be required to accommodate high bandwidth business applications such as electronic commerce, the deployment of corporate intranets and virtual private networks, facsimile transmission over the Internet, video conferencing, access via cellular networks, and other Internet protocol-based services. We believe that pursuing this demand in the Internet sector will be key to our continued success.

    - BUNDLE AND CROSS-SELL A COMPREHENSIVE RANGE OF NETWORK SOLUTIONS. We can customize our voice services and Internet, bandwidth and other capabilities in combinations, or as comprehensive European end-to-end network solutions. For example, we have customers that use our city-to-city capabilities and locate their equipment in our data centers, as they become available. After a customer places equipment in a data center, we have an enhanced opportunity to manage that equipment or to provide additional city-to-city or intra-city transport. Similarly, a customer who may use our intra-city and data center capabilities may also find it convenient to use our city-to-city and other capabilities. We can also offer customers the entire range of our capabilities to create a virtual carrier network in which we provide all of the European telecommunications network infrastructure and services they require, except for branding, sales and features customized for end users, which our customers prefer to provide themselves. These virtual carrier network solutions allow a customer to select from a menu of our capabilities to create its own branded pan-European service, with the ability to monitor and control the services we provide, without investing in the infrastructure and support that we offer.

    In furtherance of our core business strategy, we regularly explore possible strategic alliances, acquisitions, business combinations and other similar transactions, with a view to expanding our European and international presence, securing cost-effective access to transmission capacity or other products and services, or otherwise enhancing our business, operations and competitive position. Our industry is characterized by high levels of this type of activity. We expect to continue to regularly explore opportunities with other telecommunications companies. We believe that the flexibility to utilize either cash or our publicly traded shares as a currency for possible transactions may enhance our ability to pursue acquisitions or other business combinations. Any future transaction may be significant to us, although no assurance can be given that any transaction will occur.

SERVICES

    We are focusing on providing voice services and Internet, bandwidth and related services, primarily to other telecommunications service providers, at the high level of quality expected by European customers. For the year ended December 31, 2000, we had $220.2 million of revenues from voice services and $41.3 million of revenues from data services. For more information about our revenues and other financial information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document and note 15 to our consolidated financial statements.

    VOICE SERVICES

    Our voice services generally consist of providing transport from our network points of presence located in strategic European cities and New York for termination anywhere in the world. Our customers generally will arrange for transmission of their traffic to one of our points of presence at their own cost, although we may provide service from the customer's site if traffic volume is sufficient. Our customers may also access our network indirectly through our indirect access services. The majority of our voice traffic originates or terminates in mobile networks. We plan to enter into national long distance markets in Germany, Italy and the United Kingdom during 2001.

    Our current offering of voice services allows a customer to access our network both by direct connection and indirect access. Indirect access and other capabilities have allowed us to provide value-added services to customers with no telecommunications infrastructure, such as post-paid and pre-paid switchless resellers, to distributors of pre-paid phone cards and toll-free services, and to other customers with needs for particular value-added capabilities, such as ISDN.

    DATA SERVICES (INTERNET, BANDWIDTH AND RELATED SERVICES)

    INTERNET SERVICES

    Our objective is to be a major European Internet backbone and value-added services provider.

    INTERNET TRANSPORT SERVICES. We currently offer three types of Internet transport services, "Global Transit Service," "Euro Transit Service" and "Internet Exchange Connect Service." We offer these services at customized service levels and with billing options.

    Our Global and Euro Transit Services provide customers with high-speed, high-quality connectivity to Internet networks and content providers worldwide. This backbone service interconnects our customers with selected Internet exchanges and other international Internet backbone providers. Customers connected to the Global or Euro Transit Service backbone have connectivity geared to providing optimal Internet reach and connectivity.

    Our Internet Exchange Connect Services, or IX Connect, are a point-to-point option for customers who want to transit solely to a specific Internet exchange or to a specific partner. It offers one-to-one connectivity to a select number of destinations through main Internet exchanges in Europe and the United States. We currently offer IX Connect connectivity to the following internet exchanges:
LINX in London, BNIX in Brussels, AMS-IX in Amsterdam, D-GIX in Stockholm, DE-CIX in Frankfurt, VIX in Vienna, MIX in Milan, CIPX in Geneva, SFINX and PARIX in Paris, MAE East in Washington and MAE West in San Jose. We expect to extend connectivity to NIX in Oslo, DIX in Copenhagen, ESPANIX in Madrid and AADS in Chicago and selected neutral exchange points such as PAIX and EQUINIX in multiple U.S. cities by the end of 2001. The principal guaranteed parameters of IX Connect are dedicated reserved capacity, access speed ranging from 2 Mb to 155 Mb and the announcement of the customer's Internet domain at the remote location. We will also guarantee certain minimum connection speeds and maximum response and repair times.

    VALUE-ADDED INTERNET SERVICES. We are currently offering select Internet-based value added services. These include streaming media distribution, which consists of the transmission of audio and video media, and Virtual ISP service, which consists of providing a menu of our capabilities from which an ISP can create its own branded Internet service without investing in the Internet infrastructure we plan to provide. For example, we have entered agreements with Yahoo! Broadcast Services and Servecast.com Limited to facilitate the distribution of their streaming media. To optimize the distribution process, we have enabled our network for multicasting, which is an efficient mechanism for delivering broadcasts from one source to many receivers. In addition to our commercial agreement with Servecast.com, we made an equity investment in Servecast.com of (u)3.5 million ($3.3 million).

    During fiscal 2000, we launched our Pan European Virtual ISP service. The Virtual ISP platform provides Internet service providers, Internet portals and e-commerce sites with a turn-key solution connecting and enabling the respective end-user of that ISP, portal or e-commerce site. The service includes a variety of access services including various forms of dial-up as well as direct connectivity, Internet transport services, and multiple functionalities that were released in various stages. The platform allows an ISP, portal or e-commerce provider to roll out its services across Europe with minimal infrastructure investment and maximum speed. It allows facilities-based regional providers to expand their customer reach into other parts of Europe relying on Carrier1's significant infrastructure and operational presence throughout Europe. The Pan-European Virtual ISP functionalities include or will include: domain registration, e-mail management, end-user web space, a browser platform and a dedicated search engine, various enabling technologies such as multicast and caching services, content feeds, customer care functions and various outsourcing partners for web design and fulfillment functions.

    During fiscal 2000, we also entered into a partnership with Zero-Knowledge Systems-Registered Trademark-, a leading developer of infrastructure privacy solutions for consumers and companies. The partnership enables private Internet use for customers by deploying Freedom Network-TM- which serves the major routing points across Europe. ISPs who use our services will have privacy protection for their customers while reducing bandwidth costs. In an initial phase we deployed Freedom Network servers in London, Paris, Frankfurt, Amsterdam, Brussels and Stockholm.

    We are currently testing other Internet-based value-added services and evaluating their introduction, which will depend on commercial feasibility and demand. These services include virtual private networks using security management, electronic-commerce related services, application hosting, wireless access to the Internet, voice transmission over Internet protocol and unified messaging services and enhanced billing and customer reporting products. Currently we expect the commercial launch of our virtual private network services towards mid-2001.

    BANDWIDTH SERVICES. As we migrate our services to our own transmission network, we have increasingly targeted the demand for high quality bandwidth services, including:

    - MANAGED BANDWIDTH. Our managed bandwidth service provides capacity of 2 Mbps through to STM-64. We are currently able to offer Synchronous Digital Hierachy, or SDH, services in 35 cities in Europe on our fiber network and have in place the organizational logistics within each city enabling us to deliver services. These services are designed for customers who require small and large data transport capacity between cities.

    - WAVELENGTH SERVICES. The dense wave division multiplexing, or DWDM, technology used in our network allows us to offer optical wave or "wavelength" services to our customers, which provides 2.5 Gbps to 10 Gbps of capacity. The capacity that we use to provide these wavelengths is in addition to the capacity we use to provide our other services. We can derive on average eight 10 Gbps wavelengths, and up to 32 bi-directional 10 Gbps wavelengths, from a single strand of fiber with equipment that we currently have in operation. We expect this capability to increase with advances in technology. This service is designed for customers who require very large transport capacities between cities, but who do not wish to purchase dark fiber and invest in the transmission electronics to enable the fiber to carry traffic. We believe, based on our market experience, that many potential customers will be interested in wavelength services because they allow purchases of bandwidth in smaller increments than purchases of dark fiber while retaining the control advantages of dark fiber.

    - DARK FIBER. We also offer rights for dark fiber and related services. Because dark fiber consists of fiber strands contained within a fiber optic cable which has been laid but has not yet been "lit", or activated, with transmission electronics, purchasers of dark fiber typically install their own electrical and optical transmission equipment. For example, under the terms of an agreement with 360networks inc., we acquired a 20-year Indefeasible Right of Use, for 12 strands of dark fiber on its directly routed approximately 1,400 route kilometer U.K. network between Liverpool and London, connecting Birmingham, Bristol, Cambridge, Leeds, Leicester, Manchester, Nottingham and Sheffield. In exchange, we will deliver dark fibers on our German, Paris and Amsterdam networks and broadband capacity on our other European networks. Indefeasible Right of Use, or IRU, means a contractual right for a defined duration of years, in which the purchaser is authorized to utilize capacity, is not subject to defeasance, denial or withdrawal except on terms stated in the particular agreement.

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

    We have data centers across Europe in Berlin, Frankfurt, Geneva, Hanover, Lille, London, Milan, Munich, Oslo, Paris and Zurich, seven of which were developed individually or with other partners and four which were developed by DigiPlex S.A., in which we hold an equity interest of approximately 15%. The data centers with DigiPlex in Frankfurt, Geneva, Oslo and Milan are leased on a ten year term.

Each of our other data centers are leased on a long-term basis of 10 to 15 years. We expect to compete with DigiPlex and another shareholder of DigiPlex in providing data center capabilities.

    We also plan to make space available for customers in 24 of our telecommunications points of presence throughout Europe. We will continue to deploy a capital-efficient build-out philosophy for co-location and space to meet customer demand. The facilities are being marketed under the brand ClearSpace and will extend to a total of approximately 11,000 square meters of co-location space. These facilities are available stand alone or bundled with our Internet services and managed bandwidth offerings.

NETWORK

    We believe it is critical to have a network at duct or fiber level in order to become a high-quality, low-cost provider. We commenced operations primarily on a leased fiber optic transmission platform to enable our early entry into the market. Over time, we have expanded our network in a phased approach, adding capacity to meet expected increases in demand. To reduce our cost base, however, we have sought to obtain additional transmission capacity at dark fiber cost levels, through building new capacity and acquiring capacity through purchases or exchanges of excess capacity.

    For example, by investing in the German network with partners, and by pre-selling rights to conduit space on the Amsterdam network, we first reduced our own cost of construction. We then swapped fiber on the German network for transmission capacity in other regions. Similarly, we have swapped fiber to extend the reach of the Amsterdam network.

    In addition, by extending our network intra-city in up to 13 European cities, we intend to acquire transmission capacity in areas that have traditionally been served by very few carriers or by only one carrier. We expect that these intra-city networks will lower the cost of our services by providing us with a dark fiber alternative to expensive leased lines. We also expect that these intra-city networks will serve as valuable currency to trade for capacity on other networks.

    Our early and continued use of SDH multiplexers to establish points of presence rapidly and cost effectively illustrates our capital-efficient approach to network expansion. Multiplexers are less costly and easier to install than switches, enhance our flexibility and service quality and help to reduce our termination costs. We have the flexibility to continue using multiplexers and defer purchasing additional switches until improved technologies become commercially available.

    As of December 31, 2000, we offer voice services and Internet and bandwidth services in the following cities: Amsterdam, Barcelona, Berlin, Birmingham, Bordeaux, Brussels, Chicago, Copenhagen, Dallas, Dusseldorf, Frankfurt, Geneva, Gothenburg, Hamburg, Hanover, Helsinki, Cologne, London, Luxembourg, Lyon, Madrid, Malmo, Manchester, Marseille, Miami, Milan, Monaco, Munich, New York, Oslo, Paris, Prague, Rennes, Rome, Rotterdam, San Francisco, San Jose, Stockholm, Strasbourg, Stuttgart, Toulouse, Vienna, Washington and Zurich. In these cities we either have direct connection to our own service equipment or we have a connection via our SDH multiplexers to a major service node. In many of the cities discussed above we have multiple multiplexers, routers and switches installed in various locations. We use Nortel switches and high capacity Cisco routers.

    In anticipation of technological advances in voice transmission and switches, we are deferring the installation of more traditional switches. We plan to install Internet routers in Atlanta, Miami, Moscow, Munich and Rome during 2001. The timing, location and number of switches, multiplexers and routers may change depending on advances in technology, customer demand or regulatory conditions.

    EXISTING NETWORK

    Our management believes that entering the liberalizing European telecommunications markets early and establishing our position quickly with a technologically advanced network with a wide geographical reach has given us a competitive advantage in such markets.

    THE GERMAN NETWORK. The German network was completed in 2000 and we own our own cable duct and access points. The German network is an advanced, high-capacity, bi-directional self-healing 2,400 kilometer fiber optic ring utilizing advanced SDH and DWDM technologies. It connects Berlin, Bremen, Cologne, Dortmund, Dresden, Dusseldorf, Essen, Frankfurt, Hamburg, Leipzig, Mannheim, Munich, Nuremberg, and Stuttgart. Our cable duct currently contains 72 strands of fiber and has space for additional strands, permitting for upgrades in quality or capacity in the future. Excess fiber and transmission capacity on the German network has been useful to us as a valuable currency to swap for fiber and transmission capacity on other networks, as described below. We believe excess fiber and transmission capacity will continue to be a useful asset with which to acquire additional capacity on other networks.

    We entered into a development agreement to build the German network with affiliates of Viatel and Metromedia. Our share of the development costs was approximately $125 million, including the fiber initially deployed and the installation of 14 points of presence. Pursuant to the development agreement, Carrier1 and Metromedia each have a 24.995% interest and Viatel has a 50.01% interest in the development company. Viatel, as a result of its majority interest, controls all but certain major decisions relating to the development of the German network which require unanimous consent. Costs of construction are borne pro rata by Viatel, Carrier1 and Metromedia. The development company is indemnified for certain liabilities, costs and expenses by each of the parties. In addition, Viatel is entitled to a developer's fee of 3% of certain construction costs, 25% of which is borne by us.

    THE WESTERN RING. We acquired under an IRU agreement with an initial term of 15 years, a 2,200 route kilometer dark fiber ring consisting of two strands with an option on a further two strands. The ring connects Paris, Strasbourg, Frankfurt, Amsterdam and London. This is an important part of our network linking four of Europe's largest economies.

    THE FRENCH NETWORK. We are party to an agreement that calls for us to provide two strands of fiber on our German network in exchange for two strands of fiber on a 2,650 route kilometer French network that connects 14 cities, representing some of the largest population centers within France. The portion connecting Paris, Lyon and Marseilles has been activated.

    THE SCANDINAVIAN NETWORK. Under the terms of an IRU agreement with an initial term of 15 years, we received two wavelength rings connecting Hamburg to Copenhagen and Malmo, in exchange for two wavelength rings connecting the German cities of Hamburg, Berlin and Frankfurt. The initial capacity of the wavelengths is 2.5 Gbps, but we have secured options to upgrade to 10 Gbps. The agreement includes the operations and maintenance on each of the wavelengths.

    In addition, under the terms of an IRU agreement with an initial term of 18 years, we obtained dark fiber and one wavelength ring along a 2,000 kilometer route linking four major population centers of the Nordic region: Stockholm, Oslo, Gothenburg and Malmo. The initial capacity of the wavelength is 2.5 Gbps with an option to upgrade to 10 Gbps. In exchange, we will provide Internet transit services. The agreement includes the ancillary services required for use of the transmission capacity. These services consist primarily of operations and maintenance, rack space in repeater and regeneration sites, power facilities, and security, but do not include the transmission equipment required to light the fiber. We began to deliver the Internet transit services in November 1999 and received the transmission capacity in the first quarter of 2001.

    THE AMSTERDAM NETWORK. For the Amsterdam intra-city network, we built a 40 route kilometer ring of 12 ducts, one of which is filled with a cable of 144 strands of fiber. Some of the fiber has been activated for our own purposes. A number of our strands have been pre-sold in order to reduce our unit costs. In addition, we have arranged to extend this network by an additional ring of approximately 70 route kilometers to cover the greater Amsterdam metropolitan area, including Schiphol Airport and the major business parks. This second ring has been completed at duct level and will be completed at fiber level and activated in 2001.

    THE PARIS NETWORK. For the Paris intra-city network we have substantially completed a 31.5 route kilometer network ring at the duct and fiber level, consisting of 288 strands of fiber. A number of our strands have been pre-sold in order to reduce our future unit costs. The network connects major telecommunications access points in Paris.

    THE LONDON NETWORK. We acquired three dark fiber pairs under an IRU agreement which we activated at the end of 2000. The network connects major telecommunications facilities in London.

    OTHER CAPACITIES: As of March 31, 2001 in addition to the networks described above, our traffic is also transmitted over:

(1) for the purpose of diversity, one 2.5 Gbps wavelength configured in a ring linking London, Brussels, Amsterdam, Frankfurt and Paris;

(2) one 2.5 Gbps wavelength, configured in a ring linking Paris, Zurich, Milan and Geneva; and

(3) eight STM-1 (155 Mbps) transatlantic circuits, starting in either Amsterdam, Frankfurt or London and all terminating in New York.

    In addition to the network components described above, we have leased capacity to various European cities, such as Madrid, Manchester, Oslo, Prague, Rome, Stockholm and Vienna and to various U.S. cities, such as Chicago, San Jose and Washington, DC.

    NETWORK MANAGEMENT CAPABILITIES. We have installed SDH equipment at each network point of presence that provides us with information relating to the status and performance of all elements of our network, including the transmission capacity provided to us by various third parties. This SDH layer also provides us with flexibility to connect new providers of transmission capacity and to configure this capacity in a flexible manner.

    PLANNED NETWORK DEPLOYMENT

    We are continuing to extend the scope of our network, thereby rapidly expanding our presence in our target markets. We are installing a cross-border network linking the principal cities of several European countries and will continue to increase the number of countries covered by the network and broaden our presence within particular countries and cities.

    GERMAN NETWORK. The German network is being expanded to other major cities, by building out from Berlin to cities such as Bielefeld, Hanover and Magdenburg, with planned completion in 2001.

    THE U.K. NETWORK. Under the terms of an agreement with 360networks inc., we acquired a 20-year IRU for 12 strands of dark fiber on its diversely routed approximately 1,400 route kilometer U.K. network between Liverpool and London, connecting Birmingham, Bristol, Cambridge, Leeds, Leicester, Manchester, Nottingham and Sheffield. In exchange we will deliver dark fibers on our German, Paris and Amsterdam networks and broadband capacity on our other European networks. We intend to activate this network in 2001.

    SOUTHERN EUROPEAN NETWORK. The network will form a ring that originates in Frankfurt and links the French cities of Paris, Strasbourg, Lyon, Grenoble and Marseilles, the Swiss cities of Geneva, Basel and Zurich and the Italian cities of Genoa and Milan. We will receive some sections of the ring at duct level and others at fiber level. The activation of the 2,500 km Southern European Ring is scheduled for completion in second-half of 2001.

    OTHER INTRA-CITY NETWORKS. We are also building intra-city networks in Berlin, Dusseldorf, Frankfurt, Geneva, The Hague, Hamburg, Hanover, London, Milan, Munich and Rotterdam and second network rings in each of Paris and Amsterdam.

    TRANSATLANTIC CAPACITY. We have arranged to purchase minimum investment units in TAT-14, a transatlantic cable ring connecting the United Kingdom, France, the Netherlands, Germany, Denmark and the United States. We have also agreed to purchase either additional transatlantic capacity or North American capacity at our option. We expect TAT-14 to become operational during May 2001.

    FURTHER NETWORK EXTENSIONS AND DEVELOPMENTS

    We have already begun to extend our planned network beyond our original deployment plans. We will consider further extending our network within Europe beyond our current planned deployment in light of evolving market conditions and our financial position and financing options. Due to the evolving dynamics of the European telecommunications market, we will continually reassess the most cost-effective means of network expansion. Future increases in the supply of dark fiber may make building new capacity a less favorable option, in economic terms, than variable or fixed-rate lease arrangements, the purchase of transmission rights or the trading of transmission capacity or services.

    EXISTING AND PLANNED TRAFFIC TERMINATION ARRANGEMENTS

    We establish interconnection arrangements with incumbent telephone operators in liberalized markets and direct operating agreements with incumbent telephone operators in emerging markets. This enables us to keep our costs of terminating voice traffic lower and exercise greater control over quality and transmission capacity than we can using refile or resale agreements. Similarly, entering into additional peering agreements will minimize the cost of terminating our Internet traffic.

    VOICE TERMINATION. We carry voice traffic to any destination in the world either directly, through interconnection or direct operating agreements, or indirectly, through "refile" or "resale" agreements with other carriers who have a local point of presence and an interconnection agreement with the relevant incumbent telephone operator.

    As of December 31, 2000, in addition to interconnection agreements for the local origination and termination of our voice traffic with non-incumbent carriers in Europe, we have also established points of interconnection to provide for the local origination and termination of our voice traffic with incumbent carriers in Austria, Belgium, Denmark, France, Germany, Italy, The Netherlands, Sweden, Switzerland, the United Kingdom and the United States. We have also implemented several direct operating agreements with carriers in Africa, Asia and the Middle East.

    As of December 31, 2000, we had interconnection applications pending in Spain, Finland and Norway.

    Since most refilers currently operate out of London or New York, much of our refiled traffic is rerouted to these cities. We can also refile traffic from most of our other points of presence, where refiled traffic is then carried to its termination point.

    INTERNET TERMINATION. Internet termination is effected free-of-charge through peering and for a fee through transit arrangements. As of December 31, 2000, we had peering arrangements with approximately 160 ISPs and backbone providers, primarily in Europe, including Cable & Wireless, GTE Internetworking, a unit of Verizon, Verio and Deutsche Telekom. As our volume of Internet traffic increases, we expect to be in a position to negotiate peering with other major European backbone providers. In the United States, where almost all European backbone providers must pay to access the backbones of the major United States Internet backbone providers, we have transit agreements with UUNet
Technologies, Inc., an MCI WorldCom subsidiary, and Sprint. In the United States, we have peering arrangements with Epoch Networks, Exodus and PSINet.

OPERATIONS

    NETWORK IMPLEMENTATION AND OPERATION

    In July 1999, we assumed the technical operation of our network from Cisco and Nortel, other than basic equipment servicing, so that we can control all the customer-related functions of the business. A small team of operations staff manages the future planning and architecture of the network.

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

    CUSTOMER SUPPORT

    An essential goal of our business strategy is to provide a level of customer support above that which is currently available in our target markets in Europe.

    The in-country operations support team, together with the operations teams at our network operations center, manages the point of presence locations and implementation of a customer's order. The in-country operations and sales teams provide a customer with local language support and quick access and response to orders and other needs. A multi-lingual help desk in London serves as the first place to which customer inquiries are directed. The help desk is open 24 hours a day, 365 days a year. It not only manages customer inquiries but is the first place to which customer problems are reported and, from there, internally directed for resolution. Pro-active customer contact is managed from the helpdesk at all times. To specifically address our German and French speaking customers in continental Europe, we opened a Customer Support Center, or CSC, in Saarbrucken, Germany, situated on the French/German border. The Saarbrucken CSC will support and supply diversity for the London help desk with important services such as: customized network functionalities, dedicated 24 hours daily customer care, sophisticated traffic monitoring tools, network implementation and field engineering capabilities, highly skilled and trilingual CSC personnel and other technical staff. The Saarbrucken CSC is dedicated to the growing numbers of Carrier1 customers in France and Germany.

    All customer service orders received by the local support team are reported to the central order desk at our network operations center. The central desk then process the order via our intranet computer system and directs the order to the voice or Internet team. The central desk also tracks the status of an order during implementation. We have automated our operational workflows so that the status of customer order implementation, traffic faults, repair histories and other customer-related information is accessible, on-line, by our employees at any time. We believe that the internal visibility created by the on-line availability to employees of all customer-related information enhances the general monitoring and management of the customer relationship and facilitates informed and timely responses to customers' service needs or problems. By tracking on-line all aspects of a customer's history from the customer's first call through the term of the relationship, we optimize our ability to provide follow-up and proactive advice to our customers.

    In addition to the minimum service level guarantees contained in our voice service contracts and our Internet and bandwidth service contracts, we also guarantee response times to customer requests, and repair times for service faults.

    INFORMATION SYSTEMS

    We have obtained and installed advanced information technology systems tailored to providing voice services and Internet and bandwidth services to our target customers. Among other things, our systems are designed to facilitate on a real-time basis:

    - swift and efficient order management;

    - service provisioning;

    - customer-responsive traffic fault management;

    - daily detailed management information;

    - billing;

    - general management of the customer service process; and

    - compliance with our performance level guarantees.

    We currently use software programs developed by third parties as our primary office and information management systems. These programs have been tailored, however, to our particular specifications.

    BILLING SYSTEMS

    As part of our strategy of focusing on the specific needs of many types of telecommunications service providers, our billing system emphasizes flexibility and customization. Customers may be billed in the currency of their choice, and may have their bills broken down by country, site, or other call detail records. Our billing system analyzes our traffic, revenues and margins by customer and by route, on a daily basis, which is an important cost management tool for us. Our voice customers are able to obtain call detail records and other information through an on-line billing information inquiry function. We maintain separate billing modules for voice and Internet services, although customers utilizing both services may be billed on one invoice if desired.

TARGET CUSTOMERS

    We target the following specific categories of customers:

    - CONTENT PROVIDERS AND MEDIA COMPANIES. This category includes Internet-based content providers, media companies, cable networks and emerging broadband service providers looking to distribute their respective content in a cost-effective manner to their end users. Demand for distributing media-related content, such as audio and video streaming and other value-added services, is expected to grow significantly as broadband capabilities become available to the end user.

    - WIRELESS OPERATORS AND THIRD GENERATION LICENSEES. Wireless operators frequently outsource much of their international and national long distance traffic and also have demand for bandwidth. We expect that third generation licensees will be outsourcing similar needs for telecommunication services. Although we are not currently servicing this customer category, we are currently targeting third generation licensees.

    - COMPETITIVE FIXED-LINE OPERATORS. This category includes fixed-line operators that compete with the incumbent telephone operators. These operators typically desire to outsource their international and, from time to time, their national long distance voice traffic as well as their Internet and bandwidth needs.

    - INCUMBENTS AND THEIR ALLIANCES. A number of incumbent telephone operators and their affiliated alliances are increasingly using alternative carriers rather than sending traffic under bilateral agreements with other incumbent competitors. As these operators concentrate on their domestic markets, we expect they will increasingly outsource their international networks and related traffic transmission to independent carriers such as us.

    - NON-EUROPEAN CARRIERS. This category includes operators that lack infrastructure in Europe or have experienced an imbalance in their remaining bilateral agreements and wish to outsource their European telecommunications needs to an independent carrier with which they do not compete directly. This category will include regional U.S. operating companies that receive regulatory approval to provide long distance services.

    - ISPS AND REGIONAL AND SPECIALIST PROVIDERS. As demand for Internet and bandwidth services grows in Europe, ISPs are increasingly requiring low-cost transmission and connection capabilities from carriers. Many ISPs do not own or operate their own transmission capacity. This category also includes application service providers, or ASPs.

    - OTHER NON-INCUMBENT CARRIERS. This category includes operators with international infrastructure, who select us to carry overflow traffic, to carry traffic to select, low-price destinations and to provide managed bandwidth services.

    - RESELLERS. This category includes switchless resellers, a group that has been rapidly growing in the United Kingdom and Germany in recent years. Resellers generally outsource their international and, from time to time, national long distance traffic. Switchless resellers do not have telecommunications infrastructure, but access retail markets through the infrastructure of others. The reseller category also includes satellite resellers, a group that is currently demanding a significant amount of low-cost Internet services.

    - MULTI-NATIONAL CORPORATIONS. Increasingly, multi-national corporations are seeking wholesale voice, Internet and bandwidth services to reduce their costs or as a component of their own value-added services such as frame relay. Although we are not currently serving this customer category, we intend to target select multi-national corporations in the future.

    - CONSORTIA. A number of groups have formed buying consortia to pool traffic volume in order to obtain higher discounts from carriers. For example, a group of European multinational entities have combined to form the European VPN Users Association's Ventures Group to acquire voice services and currently split their traffic among incumbent telephone operators and incumbents' alliances. Although we are not currently serving this customer category, we intend to target buying consortia and will also seek to provide our services to research consortia. The research consortia represent an important part of the Internet market.

    Our customers are located primarily in Europe and the United States, with customers in Germany representing approximately 26% of our revenues for the year ended December 31, 2000. See note 15 to our consolidated financial statements for more geographical financial information.

    We use a screening process to evaluate potential new customers. In performing our analysis, we rely primarily on internal assessments of our exposure, based on the costs of terminating international traffic in certain countries and the capacity requested by the proposed carrier or service provider, as well as references provided by the potential customer. We currently depend on a small number of significant customers for our revenues. For the year ended December 31, 2000, several of our customers each accounted for approximately 5% to 7% of our revenues. In the future, we may have customers who represent a higher portion of our revenues.

SALES

    As of December 31, 2000, we had an internal sales force focused on marketing voice services and data services (Internet, bandwidth and related telecommunications services) to our target customers. We have sales representatives in Amsterdam, Brussels, Berlin, Dusseldorf, Frankfurt, London, Madrid, New York, Milan, Paris, Stockholm, Vienna and Zurich. As of
December 31, 2000 we had approximately 80 sales personnel. The heads of our sales offices have extensive telecommunications-related marketing and sales experience, as well as strong customer relationships, in the geographic markets in which they are located. We intend to hire additional sales staff as we expand our existing sales efforts. We will continue to seek personnel with a high degree of experience in and knowledge of the local telecommunications markets in which they will be working.

    The following table sets forth the geographic areas currently covered by each of our regional head sales offices:

REGIONAL HEAD
SALES OFFICE          AREAS COVERED
- -------------         --------------------------
Amsterdam             Belgium
                      Luxembourg
                      The Netherlands

Berlin                Berlin metropolitan area
                      Poland

Frankfurt             Germany

London                Ireland
                      United Kingdom

Madrid                Portugal
                      Spain

Milan                 Greece
                      Italy

New York              North America

Paris                 France

REGIONAL HEAD
SALES OFFICE          AREAS COVERED
- -------------         --------------------------
Stockholm             Demark
                      Finland
                      Norway
                      Sweden
                      Estonia
                      Latvia
                      Lithuania

Vienna                Austria
                      Czech Republic
                      Hungary
                      Slovakia
                      former Yugoslavia

Zurich                Switzerland
                      Customers not covered
                      within a specific region
                      by any other sales office

    Our Zurich headquarters sales office also co-ordinates servicing pan-European and global customers. We expect our regional strategy will permit us to keep operating costs low until traffic volumes in various other locations in Europe are large enough to justify establishing sales offices in these locations.

    We provide each prospective or actual customer with personalized account management. Furthermore, in comparison to the mass retail market, the telecommunications market we target has a relatively small number of customers. We expect that this market characteristic will permit us to continue to provide personalized account management even as the number of our customers continues to grow.

PRICING

    PRICING OF OUR SERVICES: Our agreements with our voice customers are typically for an initial term of 12 months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. Our data services are generally charged at a flat monthly rate, based on the line speed and level of performance made available to the customer. We offer usage-based Internet pricing but only in combination with Internet transport contracts that have a flat-fee component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet transport customers. Our agreements with our Internet transport customers are generally for a minimum term of 12 months. Currently, our bandwidth services are also typically for an initial term of 12 months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future.

    Our services are priced competitively and we emphasize quality of service and customer support. The rates charged to voice, Internet and bandwidth customers are subject to change from time to time. We expect to continue to experience, and have planned for, declining revenue per billable minute for voice traffic and significant declining revenue per Mb for Internet traffic, in part as a result of increasing competition, and bandwidth services, in part as a result of advances in technology. The impact on our results of operations from such price decreases are at least partially offset by decreases in our cost of providing services and increases in our voice and Internet traffic volumes. This is accomplished by increasing the use of our own fiber thereby decreasing our access and termination costs and by applying economies of scale associated with increased traffic volumes for our voice services and Internet and bandwidth services. In addition, our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these significant price decreases.

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

    Except for value-added services for switchless resellers or indirect access customers, basic voice carrier services are not highly differentiated, and switching carriers is not costly. Most voice customers can easily redirect their traffic to another carrier, and certain customers may do so on the basis of even small differences in price. Our ability to compete successfully in this environment will be highly dependent on our ability to generate high traffic volumes from our customers while keeping the costs of our services low. We believe that Internet customers will typically renew their contracts, if the quality of the service is consistently high, because it is costly and technically burdensome to switch carriers.

    In voice services, we have two main categories of competitors. The first is the group of large established carriers, consisting of incumbent telephone operators and affiliated companies, that offer a wide range of wholesale services in addition to their retail services. This group includes AT&T, British Telecommunications plc, Cable & Wireless Communications plc, Global One, MCI WorldCom, Inc., Tele Danmark A/S, Teleglobe Inc. and Telecom Italia S.p.A. The second category comprises new entrants to the telecommunications market that provide services to customers in our target market. This group includes Energis plc, Viatel, Inc., RSL Communications Ltd., Interoute Telecommunications
(U.K.) Ltd. and Storm Telecommunications Limited.

    In Internet services, our main competitors include UUNet, a subsidiary of MCI WorldCom, GTS, Level 3 Communications, Inc., InfoNet and KPNQwest N.V., all of which have an established customer base and either a significant European infrastructure or strong connectivity to the United States through various peering arrangements. Our main bandwidth competitors include KPNQwest N.V., Ebone (previously, Global Telesystems, Inc.), Global Crossing Ltd.,
Viatel, Inc., MCI WorldCom, Inc. and Level 3 Communications, Inc. There are currently several existing and potential operators with whom we will compete in providing data center services. These include KPNQwest N.V., Global Crossing Ltd., Level 3 Communications, Inc., Telehouse Europe, Worldswitch, Dynegy and DigiPlex S.A., in which we have an equity interest of approximately 15%.

    Many of our competitors are larger enterprises that have greater financial resources than we do and may be able to deploy more extensive networks or may be better able to withstand pricing and other market pressures. In addition, incumbent telephone operators and their affiliates have additional competitive advantages, such as control of access to local networks, significant operational economies, large national networks and close ties with national regulatory authorities.

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

    OVERVIEW

    Regulatory liberalization in many countries' telecommunications markets permits greater flexibility in the way we can provide infrastructure and services to our customers. The steps of the European Union to implement full liberalization, as well as the World Trade Organization (the "WTO") Basic Telecom Agreement (the "WTO Agreement"), have significantly reduced most if not all regulatory barriers to entry in the markets in which we operate. However, national regulatory frameworks within the European Union that are fully consistent with the policies and requirements of the European Union and the WTO have only recently been, or are still being, put in place in many member states.

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

    Several European Union member states have chosen to apply the provisions of the Interconnection Directive within their jurisdictions in such ways as to give more favorable treatment to infrastructure providers and network operators than to carriers and resellers that have made no infrastructure investment. Such distinctions must be objectively justified on the grounds of the type of interconnection provided or because of relevant licensing conditions. The Licensing Directive does not provide a clear definition of an infrastructure investment, and many European Union member states have adopted inconsistent approaches with respect to the level and type of infrastructure investment required to justify differences in interconnection charges. However, in countries where we have not yet effectively built out our own network infrastructure, these rate differentials can work to our disadvantage. To the extent we do not have a point of presence in a country we serve, such as Ireland or Portugal, we will be forced to terminate traffic through refile or resale agreements with other carriers, resulting in higher costs.

    The European Commission has been regularly monitoring the implementation by European Union member states of its overall regulatory framework. The Commission has repeatedly indicated its commitment to ensuring more uniform and consistent steps to put this framework into practice. It has also published its proposals for a comprehensive overhaul of the existing framework which is intended to simplify and consolidate existing directives related to licensing and interconnection.

    In particular, the European Commission has stated its intention to assess various ways of encouraging higher speed local access for Internet and other data services, including a requirement for unbundling components of incumbent telecommunications operators' local loops. As as consequence, Regulation No. 2887/2000 on unbundled access to the local loop was adopted on December 8, 2000. We believe that such initiatives could stimulate demand for our Internet backbone and connection services. In addition, the Commission is proposing to examine other interconnection-related issues, such as the cost of terminating traffic on mobile systems and the availability for resale of the infrastructure and services of mobile operators, that might enable us to offer more cost effective and diverse services to our customers. We believe that the Commission's proposals to streamline and make more efficient current regulatory arrangements would have an overall beneficial impact on our business operations and enable us to become more responsive to our customers' needs. However, there can be no assurances as to the ultimate outcome of the Commission's review or its impact on our business operations.

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

    We have been granted an international simple voice services resale license and a Public Telecommunications Operator (PTO) license including Code powers under section 7 of the Telecommunications Act 1984 through statutory instrument of the United Kingdom Department of Trade and Industry, which came into force on February 27, 2001. This national PTO license enables us to provide a wide range of domestic and international services but excludes mobile radio services. The PTO license grants us the power to install and to maintain our telecommunication systems on public and private land which are to be installed and run under the granted licenses. This license replaces our old PTO license, effective
September 27, 1999, which did not include these Code powers.

    We currently have implemented interconnection agreements with Cable & Wireless and British Telecom. In 2000, British Telecom introduced a flat rate Internet access connection offer which enables operators to use the British Telecom access network for Internet access by their customers for a flat monthly fee. We have entered into such an inter-connection agreement with British Telecom. In addition, we have entered into interconnection agreements with other telecommunications operators in the United Kingdom to route traffic to locations not directly served by us.

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

    GERMANY. The German Telecommunications Act of July 25, 1996 provided for the liberalization of all telecommunications activities by January 1, 1998. The German Telecommunications Act has been complemented by several ordinances concerning, among other things, license fees, rate regulation, interconnection, universal service, frequencies and customer protection. The German telecommunications sector is overseen by the Regulatory Authority for Telecommunications and Post that operates under the aegis of the Ministry of Economics.

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

    We have concluded a new interconnection agreement with Deutsche Telecom. The interconnect tariffs as of June 1, 2001 have not yet been approved by the German regulator. We do not expect any adverse effect on our business operations from the new interconnection tariffs and the new interconnection agreement. We have obtained a switched access number and have implemented it with Deutsche Telekom. With this access number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in Germany.

    Deutsche Telekom had introduced a flat rate Internet access offer for its affiliated Internet service providers. However, it has recently revoked this arrangement after the German regulator ruled that is should offer such arrangement also to non-affiliated operators on a non-discriminatory basis.

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

    We have implemented an interconnection agreement with France Telecom.

    In France, the ART implements an extra charge (on a cost per minute basis, regardless of whether the traffic originates in France) to finance the cost of a universal service fund. The total amount of this universal service fund was approximately $1.1 billion for 1998 and has been challenged by new entrants in the French market, who have filed a complaint with DG Competition. In response, the European Commission sent a reasoned opinion to the French Government regarding non-conformity of French legislation to European Community Directives regarding the telecommunication sector, in particular with respect to methods of calculation of the net costs of telecommunications universal service provision and contributions paid by telecommunications operators for its financing. We are unable to estimate at this time the impact of the proposed universal service program on our operating margins if fully implemented. We have obtained from the French regulator a switched access number. With this number, we can provide services directly to end users, which allows our switchless reseller customers to offer switched access services directly to their customers in France. We are in the process of obtaining an amendment to our L33.1 license in order to cover the expansion of our network. However, we do not expect any problems or delays in obtaining any necessary regulatory approvals.

    BELGIUM. In December 1997, the Belgian Parliament provided for the full liberalization of the provision of telecommunications services. The Telecommunications Act and secondary legislation have now been fully implemented.

    Under the current licensing scheme, applicants for a telecommunications network operator license such as us must agree to make a minimum amount of infrastructure investment or install a minimum amount of fiber capacity within three years, as well as make a contribution to the advancement of technological processes by investing an amount equal to 1% of net revenues to fund research and development activities. We have been granted approval of our application to become a network operator from the Belgian national regulator, the Belgian Institute for Postal Services and Telecommunications ("BIPT"). We plan to deploy dark fiber in Belgium, and have been granted an infrastructure license for this purpose. We have also obtained a voice services license in order to serve switchless resellers and end users directly.

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

    In Italy, providers of network infrastructure and switched voice services, as national mobile operators, are required to contribute to a universal service fund. This requirement has been imposed for the first time to the fiscal year 1999. Because Telecom Italia would have had to suffer net losses in order to comply with its universal services obligations, the Italian regulator decided that in addition to Telecom Italia, Telecom Italia Mobile, Omnitel and Infostrada also had to contribute to the fund in different percentages. The Italian regulator also decided to exempt all other new entrants from any contributions for the fiscal year 1999. Whether this exception will also be given for 2000 and subsequent years is at the sole discretion of the Italian authority. However we cannot assess at this time any possible impact of any such universal service contribution on our operating margins.

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

    We have obtained the necessary authorization to provide voice services in Switzerland. We also have authorization to construct infrastructure in Switzerland. Although Switzerland is not a member of the European Union and accordingly European Union directives do not apply, the Swiss regulatory agency, Ofcom, generally follows European Union policies and directives. Switzerland is a party to the WTO Agreement as well, and we expect that the national regulatory body will continue to follow the general principles and policies embedded in the WTO Agreement.

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

    In June 2000, the Spanish regulatory agency, the Commision del Mercado de las Telecommunicationes granted Carrier1/Iberia its nationwide license to provide network infrastructure services throughout Spain. We have also obtained appropriate voice licenses and Internet authorizations.

    As in the case of Italy, and unlike the other major markets in which we operate, the Spanish authorities require specific authorization to provide Internet services. We have applied for an interconnection agreement for our point of presence in Spain, which we expect to implement by mid-2001. We are not currently subject to access deficit contributions or contributions to universal service obligations, but such obligations might be imposed in the future by regulatory authorities.

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

    OTHER COUNTRIES. We will also be able to provide service through direct operating agreements with correspondent telecommunications operators in countries where we have not been directly authorized to provide services. As a consequence of our having obtained the status of a recognized operator agency under the rules of the International Telecommunications Union, we will negotiate such correspondent agreements with foreign telecommunications operators in circumstances where such agreements will result in lower termination costs than might be possible through refile arrangements. See "--Network--Existing and Planned Traffic Termination Arrangements."

EMPLOYEES

    As of December 31, 2000, we employed 277 permanent staff. Our employees represent 15 different nationalities in total. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees are good.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES

    Carrier1 International is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg. Carrier1 International is a holding company that conducts its operations primarily through other European companies. In addition, certain members of our board, all of our executive officers and certain of the experts named in this report are residents of countries other than the United States. A substantial portion of our assets and the assets of such non-resident persons are located outside the United States. As a result, it may not be possible for investors to:

    - effect service of process within the United States upon us or such persons; or

    - enforce against us or such persons in U.S. courts judgments obtained in U.S. courts predicated upon civil liability provisions of the federal securities laws of the United States.

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

                                  RISK FACTORS

    A NUMBER OF IMPORTANT FACTORS, INCLUDING THOSE RISKS AND UNCERTAINTIES DESCRIBED BELOW, COULD AFFECT FUTURE OPERATING RESULTS AND OUR FINANCIAL POSITION AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT EXHAUSTIVE. THESE AND OTHER DEVELOPMENTS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE HAVE NO OBLIGATIONS, AND WE DO NOT INTEND, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES. IF ANY OF THE FOLLOWING RISKS AND UNCERTAINTIES OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOW COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENTS.

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

    IF WE ARE UNABLE TO IMPROVE AND ADAPT OUR OPERATIONS AND SYSTEMS AS WE GROW, WE COULD LOSE CUSTOMERS AND REVENUES.

    We expect our business to continue to grow, which may significantly strain our customer support, sales and marketing, accounting and administrative resources, network operation and management and billing systems. Such a strain on our operational and administrative capabilities could adversely affect the quality of our services and our ability to collect revenues. To manage our growth effectively, we will have to further enhance the efficiency of our operational support and other back office systems and procedures, and of our financial systems and controls. We will also have to expand and train our employee base to handle the increased volume and complexities of our business. We cannot assure you that we will maintain adequate internal operating, administrative and financial systems, procedures and controls, or obtain, train and adequately manage sufficient personnel to keep pace with our growth.

    In addition, if we fail to project traffic volume and routing preferences correctly, or to determine the optimal means of expanding the network, we could lose customers, make inefficient use of the network, and have higher costs and lower margins.

    OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

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

    OUR ABILITY TO GENERATE CASH TO SERVICE OUR SUBSTANTIAL CAPITAL NEEDS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

    We will require significant capital to fund our capital expenditures and working capital needs, as well as our debt service requirements and operating cash flow deficits.

    We expect to incur significant capital expenditures in connection with the expansion of our network. The actual amounts and timing of our future capital requirements may vary significantly from our estimates. The demand for our services, regulatory developments and the competitive environment of the telecommunications industry could cause our capital needs to exceed our current expectations. In that case, we may need to seek additional capital sooner than we expect, and such additional financing may not be available on acceptable terms or at all. Moreover, our substantial existing indebtedness and any additional indebtedness we may incur may adversely affect our ability to raise additional funds. A lack of financing may require us to delay or abandon plans for deploying parts of our network, which in turn could increase our costs and hinder our ability to exchange with, or sell transmission capacity to, other telecommunications entities.

    OUR SIGNIFICANT INDEBTEDNESS AND OUR ABILITY TO INCUR MORE INDEBTEDNESS COULD PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR EXISTING DEBT OBLIGATIONS OR CAPITALIZING ON BUSINESS OPPORTUNITIES.

    Our total long-term debt as of December 31, 2000 was $238.6 million.

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

    In addition, the indentures governing our 13 1/4% senior notes provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of the holder's notes at a purchase price of 101% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date. We may be unable to incur the additional indebtedness or otherwise obtain the additional funds necessary to satisfy that obligation, which could have a material adverse effect on us. This provision could also delay, deter or prevent a change of control transaction.

    If we cannot generate sufficient cash flow from operations to meet our debt service requirements, we may be required to refinance our indebtedness. Our ability to obtain such financing will depend on our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices or risk a default on our debt obligations.

    IF WE ARE UNABLE TO EXTEND OUR NETWORK IN THE MANNER WE HAVE PLANNED, OUR OPERATING REVENUES OR GROSS MARGINS COULD BE ADVERSELY AFFECTED.

    Our success will depend, in part, on our ability to continue to deploy our network on a timely basis. A number of factors could hinder the deployment of our network. These factors include cost overruns, the unavailability of additional capital, strikes, shortages, delays in obtaining governmental or other third-party approvals, other construction delays, natural disasters and other casualties, delays in the deployment or delivery of network capacity of others that we have arranged to acquire, and other events that we cannot foresee. For example, we have experienced some construction delays in connection with the completion of our Amsterdam network, and some cost overruns and construction delays in connection with the completion of portions of our German network.

    Delays in the continued deployment of our network could:

    - limit the geographic scope of our services;

    - prevent us from providing services on a cost-effective basis;

    - reduce the number of customers we can attract and the volume of traffic we carry;

    - force us to rely more heavily on refiling or reselling for terminating our voice traffic, increasing termination costs and making our quality control more difficult; and

    - affect our ability to obtain lower cost capacity on other networks by trading our excess capacity, or cause us to incur penalties for untimely delivery of promised capacity or could result in renegotiation (as has occurred on one occasion) or termination of our swaps.

    Any one of these results could prevent us from increasing our operating revenues or could adversely impact gross margins.

    EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE AND THE DEMAND FOR BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS SUBSTANTIALLY AS WE EXPECT, WHICH WOULD LIMIT DEMAND FOR OUR SERVICES AND LIMIT OUR ABILITY TO INCREASE OUR REVENUES.

    Our business plan assumes that European use of the Internet, electronic commerce and other bandwidth intensive applications will continue to increase in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of bandwidth intensive applications in Europe does not increase as anticipated, demand for some of our services, including our Internet and bandwidth services, will be lower than we currently anticipate and our ability to generate revenues will be adversely affected. We cannot assure you that demand for our services will grow in accordance with our expectations. Reduced demand for our services will have a negative effect on our business.

    WE HAVE NO CONTROL OVER THIRD PARTIES ON WHOM WE RELY FOR THE OPERATION OR MAINTENANCE OF PORTIONS OF OUR NETWORK, AND IF THEY OR THEIR FACILITIES DO NOT PERFORM OR FUNCTION ADEQUATELY, OUR NETWORK MAY BE IMPAIRED.

    Our success is dependent on the technical operation of our network and on the management of traffic volumes and route selections over the network. We depend on parties from whom we have leased or acquired a right to use transmission capacity or dark fiber to provide or maintain certain of the network's circuits which exposes us to risks related to these third parties' performance. Shortfalls in maintenance or other failure to perform, including bankruptcy, by any of these parties could lead to transmission failure or additional costs. Our network is also subject to other risks outside our control, such as the risk of damage from fire, power loss, natural disasters and general transmission failures caused by these or other factors.

    ANY DIFFICULTY IN RETAINING OUR CURRENT EMPLOYEES OR IN HIRING NEW EMPLOYEES WOULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

    Our operations are managed by a small number of key executive officers, including our Chief Executive Officer, Stig Johansson. In addition, our business functions are managed by a relatively small number of key employees. The loss of any of these individuals could have a material adverse effect on us. Our success depends on our ability to attract, recruit and retain sufficient qualified personnel as we grow. A key component of the compensation package for these employees is based on grants of options to purchase our shares. The value of this component of compensation has decreased significantly as share prices in the telecommunications sector, including our stock, have fallen dramatically in recent months. Therefore, we cannot assure you that we will be able to retain these employees, including senior management, integrate new managers or recruit enough qualified personnel in the future; as competition for qualified personnel in Europe and the United States remains at a high level with a limited number of persons with the requisite experience in the sectors in which we operate.

    A FAILURE TO ENTER INTO OR MAINTAIN ADEQUATE INTERCONNECTION AND PEERING ARRANGEMENTS COULD CAUSE US TO INCUR HIGHER TERMINATION COSTS THAN COMPETITORS WHO HAVE SUCH ARRANGEMENTS.

    One of the most cost-effective ways for an international operator to achieve voice termination and access in a country in which it has a point of presence is to negotiate an interconnection agreement with the national incumbent telephone operator. Failure to maintain adequate interconnection arrangements would cause us to incur higher voice termination and access costs, which could have a material adverse effect on our ability to compete with carriers that have a more effective system of interconnection agreements for the countries in which they operate.

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

    IF WE LOST ONE OR MORE OF OUR GOVERNMENT LICENSES OR BECAME SUBJECT TO MORE ONEROUS GOVERNMENT REGULATIONS, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

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

    THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

    The European telecommunications market is highly competitive, and liberalization is rendering it increasingly more so. The opening of the market to new service providers, combined with technological advances, has resulted in significant reductions in retail and wholesale prices for voice services. We expect prices to continue to decline. Decreasing prices are also narrowing gross profit margins on long distance voice traffic. Our ability to compete successfully in this environment will significantly depend on our ability to generate high traffic volumes from our customers while keeping our costs of services low and to effectively bundle and cross-sell the services we offer to our customers. We cannot assure you that we will be able to do so.

    We expect price decreases in the European Internet market over the next few years as competition increases. We cannot assure you that Internet service prices will not decline more quickly than our Internet transmission or termination costs, which could have a material adverse effect on our gross profit margins.

    OUR COMPETITORS MAY HAVE MORE EXPERIENCE, SUPERIOR OPERATIONAL ECONOMIES OR GREATER FINANCIAL RESOURCES, PLACING US AT A COST AND PRICE DISADVANTAGE.

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

    There are numerous new entrants with which we compete in specific markets for data center services. Many of our competitors have been established providers of data center services in Europe for longer than we have. There can be no assurance that new entrants like us will be able to effectively compete.

    We also compete with companies that are building European networks to the extent these companies offer services to our target customers. Some of these companies have more experience operating a network than our company does. We may not be able to deploy a European network as quickly or run it as efficiently as some or all of these competitors, which could impair our ability to compete with them.

    Many of our competitors have greater financial resources and would be in a better position than we would be to withstand the adverse effect on gross margins and cash flow caused by price decreases, particularly those competitors that own more infrastructure and thus may enjoy a lower cost base than we do. Unless and until we are able to reduce our cost base, we may not be able to compete on the basis of price if market prices are reduced below a certain level. Inability to price services competitively may in turn cause us to lose customers.

    WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT COST-EFFECTIVE TRANSMISSION CAPACITY, WHICH COULD DELAY OUR ABILITY TO PENETRATE CERTAIN MARKETS OR CARRY A HIGHER VOLUME OF TRAFFIC IN MARKETS IN WHICH WE ALREADY OPERATE.

    We lease or have purchased rights to use transmission capacity from others, and we have swapped capacity on our own German network for transmission capacity on other carriers' networks. We therefore currently depend on other parties for much of our transmission capacity. We cannot assure you that we will always be able to obtain capacity where and when we need it at an acceptable price or at all. Any failure to obtain such capacity could delay our ability to penetrate certain markets or to carry a higher volume of traffic in the markets in which we already operate. Furthermore, to the extent some of our capacity suppliers begin to compete with us, those suppliers may no longer be willing to provide us with capacity.

    Although we have expanded our fiber based network, we will still need to continue to lease capacity. We will therefore, in the short term, continue to have transmission costs that are higher than our target cost levels and higher than the costs of our competitors who own transmission infrastructure. We cannot assure you that the cost of obtaining capacity will decrease. In addition, if our owned network is not completed on a timely basis, we will need to rely on leased lines to a greater extent than currently anticipated. If we cannot purchase additional capacity at our target costs for additional needs we may have in the future, we may have to seek to meet those needs by building additional capacity, for which we would need to incur additional capital expenditures and debt. It is also possible that additional capacity would not be available for purchase at the time that we need it.

    IF ESTIMATES WE HAVE MADE ARE NOT CORRECT, WE MAY HAVE TOO MUCH OR TOO LITTLE CAPACITY.

    We rely on other carriers to provide certain voice termination services. Negotiation of refile or resale agreements with such carriers involves making estimates of the future calling patterns and traffic levels of our customers. Underestimation of traffic levels or failure to estimate calling patterns correctly could lead to:

    - a shortage of capacity, requiring us to either lease more capacity or reroute calls to other carriers at a higher termination cost;

    - higher termination costs, as we may have to use additional, higher priced, refilers or resellers; and

    - a possibly lower quality of service, as we may not be carrying the traffic over our own network.

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

    Sophisticated information systems are vital to our growth and our ability to:

    - manage and monitor traffic along our network;

    - track service provisioning, traffic faults and repairs;

    - effect best choice routing;

    - achieve operating efficiencies;

    - monitor costs;

    - bill and receive payments from customers; and

    - reduce credit exposure.

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

    RAPID CHANGE IN OUR INDUSTRY COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS TO IMPLEMENT NEW TECHNOLOGIES. WE COULD LOSE CUSTOMERS IF OUR COMPETITORS IMPLEMENT NEW TECHNOLOGIES BEFORE WE DO.

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

    Voice customers often maintain relationships with a number of telecommunications providers, and our contracts with our voice customers generally do not impose on customers minimum usage requirements. Furthermore, basic voice services are not highly differentiated. As a result, most customers are price sensitive and certain customers may divert their traffic to another carrier based solely on small price changes. These diversions can result in large and abrupt fluctuations in revenues. Similarly, while we seek to provide a higher quality of service than our competitors, there is somewhat limited scope for differentiation. There can be no assurance that small variations between our prices and those of other carriers will not cause our customers to divert their traffic or choose other carriers.

    Our contracts with our voice customers require us to carry their voice traffic at a contractually fixed price per minute that can only be changed upon seven or thirty days' notice. Similarly, we have contracted with some Internet customers to carry their Internet traffic at a fixed monthly rate that can only be changed upon six or twelve months' notice. If we were forced to carry voice or Internet traffic over a higher-cost route due to capacity and quality constraints, our gross profit margins would be reduced.

    WE RELY ON A SMALL NUMBER OF SIGNIFICANT CUSTOMERS, AND THE LOSS OF ANY SINGLE CUSTOMER COULD THEREFORE HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

    We currently depend on a small number of significant customers for our revenues. In the year ended December 31, 2000, for example, several customers accounted each for approximately 5% to 7% of our revenue. The loss of any significant customer could therefore have a material adverse effect on us. In addition, certain customers may be unprofitable or only marginally profitable, resulting in a higher risk of delinquency or nonpayment. As a result of adverse developments in the financial situation of some of our customers, we increased our provision for bad debt by $3.9 million in the fourth quarter of 2000. Recently, the Internet services industry has experienced increased merger and consolidation activity among ISPs and Internet backbone providers. The consolidation of ISPs may reduce the customer base for our Internet services.

    WE WILL ENGAGE IN ALLIANCES, JOINT VENTURES AND PARTNERSHIPS, WHICH ARE ACCOMPANIED BY INHERENT RISKS.

    We constructed the German network with Viatel and Metromedia. We are, in part, developing our data center facilities through strategic partnerships. We may enter into future joint ventures with other companies. All joint ventures are accompanied by risks. These risks include:

    - the lack of complete control over the relevant project;

    - diversion of our resources and management time;

    - inconsistent economic, business or legal interests or objectives among joint venture partners;

    - the possibility that a joint venture partner will become bankrupt or default in connection with a capital contribution or other obligation, thereby forcing us to fulfill such obligation or causing the joint venture or us to lose essential assets or services which cannot be replaced or may only be replaced or obtained at significant cost; and

    - difficulty maintaining uniform standards, controls, procedures and policies.

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

    We intend to evaluate, and may enter into, acquisition or other strategic transactions in order to expand our business or enhance our product portfolio. We may acquire interests in businesses in countries in which we do not currently operate. Any such acquisitions or other strategic transactions may expose us to the following risks:

    - the difficulty of identifying appropriate strategic transaction candidates in the countries in which we do business or intend to do business;

    - the difficulty of assimilating the operations and personnel of the acquired entities;

    - the potential disruption to our ongoing business caused by senior management's focus on the strategic transactions;

    - our failure to successfully incorporate licensed or acquired technology into our network and product offerings;

    - the failure to maintain uniform standards, controls, procedures and policies; and

    - the impairment of relationships with employees and customers as a result of changes in management and ownership.

    We cannot assure you that we would be successful in overcoming these risks, and our failure to overcome these risks could have a negative effect on our business. Additionally, in connection with an acquisition, we will generally record goodwill that must be amortized and which would reduce our net income and earnings per share.

    WE ARE CONTROLLED BY PARTIES WHOSE INTERESTS MAY NOT BE ALIGNED WITH OTHER HOLDERS OF OUR SECURITIES.

    Funds managed by Providence Equity Partners Inc. alone, and funds managed by Providence and funds managed by Primus Venture Partners Inc. together, indirectly control us. Such ownership may present conflicts of interest between the Providence or Primus funds and us. They may pursue or cause us to pursue transactions that could enhance their controlling interest, or permit them to realize gains on their investment, in a manner that is not in the financial interests of minority shareholders.

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

    THE INTERNATIONAL SCOPE OF OUR OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

    We may face certain risks because we conduct an international business including:

    - regulatory restrictions or prohibitions on the provision of our services;

    - tariffs and other trade barriers;

    - longer payment cycles;

    - problems in collecting accounts receivable;

    - political risks; and

    - potentially adverse tax consequences of operating in multiple jurisdictions.

    In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us.

    We are exposed to fluctuations in foreign currencies, as our revenues, costs, assets and liabilities are denominated in multiple local currencies. Our payment obligations on our debt are denominated in euros and U.S. dollars and although our services are denominated in various currencies, they are primarily denominated in euros. Any appreciation in the value of the U.S. dollar or the euro relative to such other currencies could decrease our revenues, increase our debt and interest payments and, therefore, materially adversely affect our operating margins. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult. For further discussion of foreign currency expenses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Currency" contained elsewhere in this document.

    ENFORCING JUDGMENTS AGAINST US MAY REQUIRE COMPLIANCE WITH NON-U.S. LAW.

    Most assets of Carrier1 International and its subsidiaries are located outside the United States. You will need to comply with foreign laws to enforce judgments obtained in a U.S. court against our assets, including to foreclose upon such assets. In addition, it may not be possible for you to effect service of process within the United States upon us, or to enforce against us U.S. court judgments predicated upon U.S. federal securities laws.

    VOLATILITY IN THE PRICE OF OUR COMMON SHARES COULD RESULT IN A LOWER TRADING PRICE THAN YOUR PURCHASE PRICE.

    The market price of our common shares and ADSs has fluctuated significantly since our shares and ADSs began to trade publicly in March 2000. The market price of the shares and ADSs may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

    - quarterly variations in our operating results;

    - changes in financial estimates by securities analysts;

    - changes in market valuations of telecommunications companies;

    - announcements by us, or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures, business combinations, or capital commitments;

    - loss of a major customer;

    - additions or departures of key personnel; and

    - sales of shares or ADSs.

    THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR SHAREHOLDERS.

    Recently, the market prices for securities of the telecommunications industry have been highly volatile, particularly for emerging companies. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies and that often has been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our shares or ADSs. Furthermore, following periods of volatility in the market price of a company's securities, shareholders of these companies have often instituted securities class action litigation against the companies. Any similar litigation against us could result in substantial legal costs and a diversion of management's attention and resources, which could adversely affect the conduct of our business.

    FUTURE SALES OF SUBSTANTIAL NUMBERS OF SHARES COULD ADVERSELY AFFECT THE MARKET PRICE OF THE SHARES.

    Of the 42,862,853 shares outstanding as of March 20, 2001, approximately 65.96% are held indirectly by funds managed by Providence and approximately 10.85% are held indirectly by funds managed by Primus. Subject to some exceptions, the investment vehicle for the Providence and Primus funds and each of our executive officers and directors may sell their shares as permitted by the securityholders' agreement, U.S. securities laws and other applicable laws. In addition, as of March 20, 2001, 1,349,067 shares were issuable upon the exercise of outstanding options. We expect to grant additional options to employees in the future.

    Future sales of a large block of our shares, or the perception that these sales could occur, could cause a decrease in the market price of our shares or ADSs.

    OUR COMMITMENT TO ISSUE ADDITIONAL ORDINARY SHARES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES AND ADSS AND MAY IMPAIR OUR ABILITY TO RAISE CAPITAL.

    We currently have outstanding commitments in the form of warrants and options to issue a substantial number of new ordinary shares. The shares subject to these issuance commitments, to some degree, will be issued in transactions registered with the Securities and Exchange Commission and thus will be freely tradable. In other instances, these shares are subject to grants of registration rights that, if and when exercised, would result in those shares becoming freely tradable. We have also granted registration rights with respect to a number of our outstanding shares. The exercise of registration rights by persons holding those shares would permit those persons to sell those shares without regard to the limitations of Rule 144 under the Securities Act of 1933. An increase in the number of shares that will become available for sale in the public market may adversely affect the market price of our shares and ADSs and, as a result, could impair our ability to raise additional capital through the sale of our equity securities.

THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES WE FACE.

    Additional risks and uncertainties not presently known to us or that we may currently deem immaterial may also impair our business operations.

ITEM 2. PROPERTIES

    We lease certain office and other space under operating leases and subleases that expire at various dates, including a lease of Carrier1 International GmbH's 1,122 square meter headquarters in Zurich, Switzerland, which expires in 2004.

    Our aggregate rent expense was approximately $7.6 million for the fiscal year ended December 31, 2000, approximately $3.8 million for the fiscal year ended December 31, 1999 and approximately $1.0 million for the period from inception on February 20, 1998 to December 31, 1998.

    For information regarding our data centers and networks, see "Item 1. Business" contained elsewhere in this document.

ITEM 3. LEGAL PROCEEDINGS

    We have, from time to time, been a party to litigation that arises in the normal course of our business operations. Since our inception we have not been, and we are not presently, a party to any litigation or arbitration that we believe had or would reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITYHOLDER MATTERS

    MARKET INFORMATION. Our shares are listed on the Neuer Markt segment of the Frankfurt Stock Exchange under the symbol "CJN." Our American Depositary Shares are quoted on the Nasdaq National Market under the symbol "CONE." Our American Depositary Shares each represent the right to receive 0.2 shares. American Depositary Receipts for our American Depositary Shares are issued by Bankers Trust Company, as depositary. As of March 20, 2001, 4,477,758 of our shares are held in the form of American Depositary Shares. Prior to the February 2000 initial public offering of our shares of common stock, par value $2.00 per share, and American Depositary Shares representing shares of common stock (our "IPO"), there was no established public trading market for our common stock. The high and low prices for each full quarter since our IPO for the Nasdaq Market and the Neuer Markt are shown below:

                                                                      NASDAQ
                                                                    MARKET ($)            NEUER MARKT (E)
                                                              -----------------------   -------------------
2000                                                             HIGH         LOW         HIGH       LOW
- ----                                                          ----------   ----------   --------   --------
Second Quarter..............................................  31 7/8       10 3/4        165        53
Third Quarter...............................................  15 7/8        6 2/3         85        39
Fourth Quarter..............................................   7            2 7/8         55.50     16.10

    HOLDERS. There were 162 owners of record of our shares as of March 20, 2001. This number excludes shareholders whose stock is held in nominee or street name by brokers, and we believe that we have a significantly larger number of beneficial holders of our shares.

    DIVIDENDS. Carrier1 International has never declared or paid any dividends and does not expect to do so in the foreseeable future. We do not expect to generate any net income in the foreseeable future, but anticipate that future earnings generated from operations, if any, will be retained to finance the expansion and continued development of our business. Subject to the declaration of interim dividends by Carrier1 International's board of directors, decisions to pay dividends may only be made by its shareholders acting at a shareholders' meeting. If Carrier1 International were to pay dividends, we would expect to pay them in either U.S. dollars or euros. Any cash dividends payable to holders of shares or ADSs who are nonresidents of Luxembourg would normally be subject to Luxembourg statutory withholding taxes. Any future determination with respect to the payment of dividends on our shares will depend upon, among other things, our earnings, capital requirements, the terms of the existing indebtedness, applicable requirements of Luxembourg corporate law, general economic conditions and such other factors considered relevant by Carrier1 International's board of directors. In addition, Carrier1 International's ability to pay dividends will be restricted under the terms of our debt agreements. There are currently no Luxembourg foreign exchange control restrictions affecting payment of dividends on our common stock.

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

    No inheritance tax is payable by a non-resident holder of shares except if the deceased holder were a resident of Luxembourg at the time of death.

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

2. From time to time from our inception to February 19, 1999 we issued to Carrier One, LLC a total of 29,999,999 shares of our capital stock at $2.00 per share for an aggregate consideration of $59,999,998. In addition, in 1998 we issued to Providence Equity Partners L.P. one share of our capital stock for $2.00.

3. On June 14, 1999, we sold to Carrier One LLC a total of 400,000 shares of our capital stock at $2.00 per share for an aggregate consideration of $800,000, which amount was funded by Messrs. Thomas Wynne and Victor Pelson, both directors of Carrier 1 International S.A., who received a total of 800,000 Class A Units in Carrier One LLC at $1.00 per Class A Unit.

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

8. On February 19, 1999, we issued 160,000 dollar units each consisting of one 13 1/4% senior dollar note together with one detachable warrant entitling the holder to purchase 6.71013 shares of our capital stock, and 85,000 euro units, each consisting of one 13 1/4% senior euro note together with one detachable warrant entitling the holder to purchase 7.53614 shares of our capital stock. The aggregate principal amount of the dollar notes was $160 million and the aggregate principal amount of the euro notes was 85 million euro. The warrants become exercisable on February 19, 2000 and have an exercise price per share equal to the greater of $2.00 and the minimum par value required by Luxembourg law (currently 50 Luxembourg francs) excluding a 1% Luxembourg capital duty which is payable by us. Morgan Stanley Dean Witter, Salomon Smith Barney, Warburg Dillon Read LLC and Bear, Stearns & Co. Inc. acted as placement agents in connection with this offering.

9. During the quarter ended September 30, 2000, we issued 2,000 shares in connection with the exercise by an employee of vested options.

    Approximately 55,000 shares of our common stock which were purchased by our employees at $5.00 and $10.00 per share prior to January 1, 2000 were formally issued under Luxembourg law on January 19, 2000.

    During the quarter ended March 31, 2000, we granted to our employees pursuant to our 1999 share option plan options to purchase 105,500 shares of our common stock, at an exercise price of $40.34 per share.

    During the quarter ended September 30, 2000, we granted to our employees pursuant to our 2000 share option plan options to purchase 939,584 and 1,500 shares of our common stock, at an exercise price of $37.50 and $33.75 per share, respectively.

    During the quarter ended December 31, 2000, we granted to our employees pursuant to our 2000 share option plan options to purchase 1,891,794 of our capital stock, at an exercise price of $15 per share.

    During the quarter ended December 31, 2000, we exchanged 1,223,717 shares of our common stock for warrants that were exercised.

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

    On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of 87 euro per share (approximately $87.42 per share). We received proceeds of approximately $681.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. Through
December 31, 2000, we have used approximately $146 million of proceeds from the IPO to repay (i) 40 million euro of floating rate indebtedness that was outstanding under an interim credit facility with Morgan Stanley Senior
Funding, Inc. and Citibank, N.A., plus interest thereon, (ii) $75 million of floating rate indebtedness that was outstanding under an equipment financing agreement with Nortel

Networks Inc., plus interest thereon, (iii) paid back $24 million to a vendor who had delivered the fiber optical cable installed in the German network and with whom we had an agreement to defer payment until December 31, 2000, without interest, (iv) invested $28 million in DigiPlex and 3.5 million euro (currently $3.3 million) in Servecast.com Limited and (v) used $28.3 million to fund 2000 operating loss. We intend to use the balance of the net proceeds (i) to fund an estimated $65 million for the expansion of our network to intra-city networks and (ii) for working capital and other general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2000 and 1999 and as of and for the period from our inception to December 31, 1998. The selected consolidated financial data as of and for the years ended December 31, 2000 and 1999, and as of and for the period from our inception to December 31, 1998 were derived from our consolidated financial statements which were audited by Deloitte & Touche Experta AG, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document.

    Amounts are presented in thousands, except per share data.

                                                           YEAR ENDED     YEAR ENDED    INCEPTION TO
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues................................................   $  261,551     $   97,117      $   2,792
                                                           ----------     ----------      ---------
Cost of services (exclusive of amounts shown separately
  below)................................................      264,973        113,809         11,669
Selling, general and administrative expenses............       39,596         18,369          8,977
Depreciation and amortization...........................       33,445         13,849          1,409
                                                           ----------     ----------      ---------
Loss from operations....................................      (76,463)       (48,910)       (19,263)
Other income (expense):
  Interest income.......................................       20,245          5,859             92
  Interest expense......................................      (31,711)       (29,475)           (11)
  Other expense, net....................................       (2,147)          (555)            --
  Currency exchange loss, net...........................      (18,067)       (15,418)           (53)
                                                           ----------     ----------      ---------
Loss before income tax benefit and extraordinary item...     (108,143)       (88,499)       (19,235)
Income tax benefit, net of valuation allowance (1)......           --             --             --
                                                           ----------     ----------      ---------
Loss before extraordinary item..........................     (108,143)       (88,499)       (19,235)
Extraordinary loss on early extinguishment of debt......       (3,789)            --             --
                                                           ----------     ----------      ---------
Net loss................................................   $ (111,932)    $  (88,499)     $ (19,235)
                                                           ==========     ==========      =========
Weighted average number of shares outstanding (2).......   40,455,000     29,752,000      7,367,000
Basic and diluted loss per common share: (3)
  Net loss before extraordinary item....................   $    (2.67)    $    (2.97)     $   (2.61)
  Extraordinary loss on early extinguishment of debt....        (0.10)            --             --
                                                           ----------     ----------      ---------
  Net loss..............................................   $    (2.77)    $    (2.97)     $   (2.61)

OTHER FINANCIAL DATA:
EBITDA (4)..............................................   $  (43,018)    $  (35,061)     $ (17,854)
Capital expenditures (5)................................      284,431        195,376         37,168
Net cash used in operating activities...................      (28,258)       (77,895)       (14,441)
Net cash used in investing activities...................     (381,801)      (253,711)       (19,866)
Net cash provided by financing activities...............      566,240        353,450         37,770

BALANCE SHEET DATA:
Cash and cash equivalents...............................   $  162,162     $   28,504      $   4,184
Restricted cash.........................................       24,429          5,512          1,518
Restricted investments (6)..............................       29,951         90,177             --
Total assets (7)........................................    1,054,261        437,655         51,434
Total long-term debt (8)................................      238,641        337,756             --
Shareholders' equity (deficit)..........................      525,104        (34,509)        19,189

- ------------------------

(1) Due to our limited operating history, we were unable to conclude that realization of our deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets. See note 12 to our consolidated financial statements.

(2) See note 4 to our consolidated financial statements.

(3) Potential dilutive securities have been excluded from the computation for all periods presented, as their effect is antidilutive. See note 4 to our consolidated financial statements.

(4) EBITDA stands for earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items.

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

(5) Consists of purchases of property and equipment and equity investments.

(6) Reflects:

    (a) the remaining portion of the net proceeds of our 13 1/4% senior notes which was used to purchase government securities to secure and fund the first five scheduled interest payments on the notes, and

    (b) amounts used to collateralize a letter of credit relating to the construction of the German network.

    See notes 7 and 8 to our consolidated financial statements.

(7) Includes net capitalized financing costs of approximately $8.7 million and $14.2 million as of December 31, 2000 and 1999, respectively.

(8) For a description of indebtedness incurred subsequent to December 31, 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contained elsewhere in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. CERTAIN INFORMATION CONTAINED IN THE DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGY FOR OUR BUSINESS AND RELATED FINANCING, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. SEE "ITEM 1. BUSINESS--RISK FACTORS" CONTAINED ELSEWHERE IN THIS DOCUMENT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OVERVIEW

    In recent quarters and especially recent months, the overall economic situation has worsened significantly. This is especially true for companies operating in the technology and telecommunications related market segments. This has affected, and will continue to affect, Carrier1. We recognize that a sustained economic slowdown will affect companies operating in the technology and telecommunications related markets segment and may have a material adverse effect on our business. We have observed evidence of this slowdown in recent public capital market sentiment and recent announcements of various technology and telecommunications companies warning of slowing revenue growth and reduced profits or increased financial losses. Even though we remain optimistic regarding the long-term viability of the telecommunications industry, especially in light of the continued growth of demand for services, we will pay very close attention to the development of the overall economic situation within and outside of our market segment.

    Even though we expect our financial results for 2001 to demonstrate continued growth and improved profitability, as a result of the above described situation, we have decided to significantly increase our provisions for bad debt from $0.9 million to $5.7 million in 2000. We may make further provisions for bad debt during 2001 if the economic climate continues to deteriorate. These increases will negatively affect our financial results for these periods.

    However, given our relative financial strength and operational maturity, we believe we will be able to gain additional customers from providers that we expect will no longer be able to finance their respective business plans. However, we cannot assure that we will be able to gain such customer relationships or that these relationships will generate meaningful revenues for us.

    COMPANY OVERVIEW

    We are an expanding European facilities-based provider of voice services and data services (Internet, bandwidth and related telecommunications services). We offer these services primarily to other telecommunications service providers.

    Due to our focus on telecommunications service providers and other large telecommunications users with similar needs, we service significantly fewer customers than a telecommunications service provider directly addressing an end user customer base. As a result, the loss of one customer or the shift in traffic pattern of any one customer, especially in the near term, could have a material adverse impact on our financial results. For the year ended
December 31, 2000, none of our customers accounted for more than 7% of our revenues. Furthermore, substantially all customers we target for voice services are price sensitive and may switch suppliers for certain routes on the basis of small price differentials. In contrast, data service customers tend to use fewer suppliers and, in general, cannot switch suppliers as easily as our voice customers due to significant technical obstacles.

    In furtherance of our core business strategy, we regularly explore possible strategic alliances, joint ventures, acquisitions, business combinations and other similar transactions, with a view to expanding our European and international presence, securing cost-effective access to transmission capacity or other products and services, or otherwise enhancing our business operations and competitive position. Our industry is characterized by high levels of this type of activity. We expect to continue to regularly explore opportunities with other telecommunications companies. We believe that the flexibility to utilize either cash or our publicly traded shares as a currency for possible transactions may enhance our ability to pursue acquisitions or other business combinations. Any future transaction may be significant to us, although no assurance can be given that any transaction will occur.

    In 1999, we decided to invest, together with Providence Equity Partners and other financial and strategic shareholders, in DigiPlex S.A, formerly known as HubCo S.A. To date, we have invested $10,000 during 1999 and $27.7 million during 2000. As a result we have an approximately 15% equity interest in DigiPlex as of December 31, 2000. In January 2001, we invested an additional $4.3 million in DigiPlex. DigiPlex is developing a network of data centers in major European markets. Our data centers with DigiPlex in Frankfurt, Geneva, Oslo and Milan are leased on a 10 year term. We expect to compete with DigiPlex and another shareholder of DigiPlex in providing data center capabilities.

    To date, we have experienced net losses and negative cash flows from operating activities. From our inception to September 1998, our principal activities included developing our business plans, obtaining governmental authorizations and licenses, acquiring equipment and facilities, designing and implementing our voice and Internet networks, hiring management and other key personnel and executing our initial customer service agreements. In
September 1998, we commenced the rollout of our services. During 1999, we expanded our core service offerings across several countries in Europe such as Germany, the United Kingdom, France, the Netherlands, Sweden and Belgium. During that period, we also continued to construct and purchase our own network assets to support our service rollout. During 2000, we not only continued our geographic expansion but also concentrated on launching new services such as a Virtual ISP service, new enhanced voice services and value-added Internet transport services. During 2000, we also finalized certain network construction projects and continued to expand our networks into additional countries and further points of presence. We expect to continue to generate net losses and negative cash flow through at least 2002 as we expand our operations. Whether or when we will generate positive cash flow from operating activities will depend on a number of financial, competitive, regulatory, technical and other factors. See "--Liquidity and Capital Resources" contained elsewhere in this document.

    Although our management is highly experienced in the wholesale telecommunications business, we have a limited operating history. Prospective investors therefore have limited operating and financial information about us upon which to base an evaluation of our performance and an investment in our securities.

    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. Our fiscal year ends on December 31.

SERVICES OVERVIEW

    We are focusing on providing voice services and data services (Internet, bandwidth and related services), primarily to other telecommunications service providers, at the high level of quality expected by European customers. For the year ended December 31, 2000, we had $220.2 million of revenues from voice services and $41.3 million of revenues from data services.

    PRICING OF OUR SERVICES: Our agreements with our voice customers are typically for an initial term of 12 months and will be renewed automatically unless cancelled. They employ usage-based pricing and do not provide for minimum volume commitments by the customer. Our data services are generally charged at a flat monthly rate, based on the line speed and level of performance made available to the customer. We offer usage-based Internet pricing but only in combination with Internet transport contracts that have a flat-fee component that guarantees minimum revenue, in order to encourage usage of our network services by our Internet transport customers. Our agreements with our Internet transport customers are generally for a minimum term of 12 months. Currently, our bandwidth services are also typically for an initial term of 12 months, although we expect to be able to offer more flexible pricing alternatives to bandwidth customers in the future.

    Our services are priced competitively and we emphasize quality of service and customer support. The rates charged to voice, Internet and bandwidth customers are subject to change from time to time. We expect to continue to experience, and have planned for, declining revenue per billable minute for voice traffic and significant declining revenue per Mb for Internet traffic, in part as a result of increasing competition, and bandwidth services, in part as a result of advances in technology. The impact on our results of operations from such price decreases are at least partially offset by decreases in our cost of providing services and increases in our voice and Internet traffic volumes. This is accomplished by increasing the use of our own fiber thereby decreasing our access and termination costs and by applying economies of scale associated with increased traffic volumes for our voice services and Internet and bandwidth services. In addition, our ability to bundle and cross-sell network services allows us to compete effectively and to protect our business, in part, against the impact of these significant price decreases.

NETWORK/NETWORK OPERATIONS OVERVIEW

    We believe it is critical to have a network at duct or fiber level in order to become a high-quality, low-cost provider. We commenced operations primarily on a leased fiber optic transmission platform to enable our early entry into the market. Over time, we have expanded our network in a phased approach, adding capacity to meet expected increases in demand. To reduce our cost base, however, we have sought to obtain additional transmission capacity at dark fiber cost levels, through building new capacity and acquiring capacity through purchases or exchanges of excess capacity.

    Network operating costs represent the cost to run the network and transmission platforms. It includes the cost for the network operation center and the customer care centers, the switch and router facilities costs and the related maintenance and repair cost. To date we have made significant investments in network related assets such as the actual network layer, electronics, network equipment, information systems and monitoring tools. We expect to continue to invest significant additional capital in our network and related equipment in order to be able to provide high quality, low cost services.

    THREE YEARS ENDED DECEMBER 31, 2000

    SUMMARY TABLE

                                                                                          PERIOD
                                                           YEAR ENDED     YEAR ENDED      ENDED
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER
                                                              2000           1999        31, 1998
                                                          ------------   ------------   ----------
                                                          $ 000, EXCEPT SHARES AND PER SHARE DATA
Voice Revenue...........................................   $  220,227     $   87,619    $    2,735
Data related revenue (Internet, infrastructure,
  bandwidth)............................................       41,324          9,498            57
                                                           ----------     ----------    ----------

TOTAL REVENUE...........................................      261,551         97,117         2,792
Cost of services (exclusive of amounts shown separately
  below)................................................      264,973        113,809        11,669
                                                           ----------     ----------    ----------

GROSS MARGIN............................................       (3,422)       (16,692)       (8,877)
Selling, general and administrative expenses............       39,596         18,369         8,977
                                                           ----------     ----------    ----------

EBITDA..................................................      (43,018)       (35,061)      (17,854)
Depreciation and amortization...........................       33,445         13,849         1,409
OTHER INCOME (EXPENSE):
Interest expense........................................      (31,711)       (29,475)          (11)
Interest income.........................................       20,245          5,859            92
Other income (expense)..................................       (2,147)          (555)           --
Currency exchange gain (loss), net......................      (18,067)       (15,418)          (53)
                                                           ----------     ----------    ----------
Total other income (expense)............................      (31,680)       (39,589)      (19,235)
                                                           ----------     ----------    ----------

LOSS BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY ITEM...     (108,143)       (88,499)      (19,235)
Income tax expense......................................           --             --            --
                                                           ----------     ----------    ----------
Loss before extraordinary item..........................     (108,143)       (88,499)      (19,235)

Extraordinary loss on early extinguishment of debt......       (3,789)            --            --
                                                           ----------     ----------    ----------
NET LOSS................................................   $ (111,932)    $  (88,499)   $  (19,235)
                                                           ==========     ==========    ==========

BASIC AND DILUTED LOSS PER SHARE:
Loss before extraordinary item..........................   $    (2.67)    $    (2.97)   $    (2.61)
                                                           ==========     ==========    ==========
Extraordinary loss on early extinguishment of debt......   $    (0.10)    $       --    $       --
                                                           ==========     ==========    ==========
Net loss................................................   $    (2.77)    $    (2.97)   $    (2.61)
                                                           ==========     ==========    ==========

Weighted average shares outstanding.....................   40,455,000     29,752,000     7,367,000
                                                           ==========     ==========    ==========

    We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy its capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of our operating performance or any other measure of performance derived under generally accepted accounting principles. EBITDA as presented may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

    The financial information for the year ended December 31, 1998 is for the period of operation since the inception of Carrier1 on February 20, 1998.

    REVENUE

    Revenues increased from $2.8 million in 1998 to $97.1 million in 1999 and to $261.6 million in 2000. We divide our revenues into two principal categories: voice services revenue and data services revenue. Voice services revenues increased from $2.7 million in 1998 to $87.6 million in 1999 and to $220.2 million in 2000. Data services revenues increased from $0.1 million in 1998 to $9.5 million in 1999 and to $41.3 million in 2000.

    Increased revenue over the three-year period reflects significant growth in demand for our service offerings from both new and existing customers, a variety of new service introductions and a significant expansion of our addressable market. We expanded in late 1999 and early 2000 our entire service portfolio into three new countries (Italy, Spain and Belgium) and significantly enhanced our data service offerings in all of our service countries. During the year 2000, we have focused on developing a number of enhanced voice services as well as data services such as Internet access, value added Internet transport, a Virtual ISP platform as well as a variety of content distribution and caching service offerings. Another focal point was the development of partnerships with other data services providers in order to help distribute our core services and provide better end-user functionality to our customer's customers. During fiscal 1999, we concentrated on rolling out our basic voice services and Internet and bandwidth services across the major countries in Europe such as Germany, United Kingdom, France, Netherlands, and Sweden. Furthermore, we continued the construction of our German fiber optic network and began extending our owned network reach across other countries in Europe. During 1998, we finalized the business-planning phase including our network roll out plan and began construction of our German fiber optic network. We also focused on signing up customers for our basic services and began delivering our basic voice and data services during the latter part of 1998.

    VOICE SERVICES: Revenues from wholesale voice services and enhanced voice services, that is, the revenues we derived from calling cards, premium number services and other enhanced voice services, increased from $2.7 million in 1998 to $87.6 million in 1999 and to $220.2 in 2000. Voice traffic volume increased from 10 million minutes in 1998, to 0.6 billion minutes in 1999 and to
1.5 billion minutes in 2000. The average revenue per minute decreased from
26.9 cents in 1998 to 14.5 cents in 1999 and to 14.4 cents in 2000, a decrease of 46% over the total period. The price decrease reflects a change in traffic mix as well as overall price decreases for the voice services as a result of increased competition.

    The voice volume increases in 1999 and 2000 were driven not only by the growth in our customer base, build out of our network, the formation of subsidiaries and the establishing of sales teams in the Nordic countries, Italy and Spain, but also due to the launch of the new enhanced services. The voice customer base grew from 48 at the end of 1998 to more than 400 at the end of 2000. The change in revenue per minute is related to the traffic mix and price changes.

    In 1998 most of the traffic was refiled to destinations outside of Europe generating a higher revenue per minute than is derived from European traffic destinations. During 1999 and 2000, with the continuous build out of our network, more than half of the voice traffic was terminated in Europe at a lower revenue rate per minute but at a much higher profitability as this traffic was mostly handled on our owned network.

    DATA SERVICES: Repetitive data services revenues, that is, the revenues we derived from internet transport, internet access services, managed bandwidth, and data center services increased from $0.1 million in 1998 to $6.3 million in 1999 and to $26.1 million in 2000. Non-recurring data revenues or one-off sales, such as duct sales and IRU duct sales, including those where title transfers to the respective customer, increased from $0 in 1998 to $3.2 million in 1999 and $15.2 million in 2000. Internet traffic volume for our Internet transport services increased from approximately 56 Mbits sold in 1998 to 8,476 Mbits sold in 2000. This increase in traffic volume reflects the underlying growth of demand for Internet transport services by the overall market as well as our specific customers. The average revenue per 2 Mbit equivalent decreased from approximately $9,000 to approximately $2,000 for the same period, a decrease of 78%. This decrease in equivalent unit pricing reflects overall market price declines for Internet capacity as well as significant discounting for larger average contract quantities of Internet capacity per customer. In addition, prices have decreased significantly due to the completion of new fiber optic networks very similar to our network and increased network footprint by a number of new entrants. These new providers pursued similar strategies, targeted a similar customer group and thereby increased competition. Financial comparisons for other data services, in particular Internet access, Virtual ISP and other services, are not meaningful as these services have been introduced very recently and, therefore, little information is available upon which to base such comparisons.

    COST OF SERVICES

    Cost of services (exclusive of items shown separately) increased from $11.7 million in 1998 to $113.8 million in 1999 and to $265.0 million in 2000. Depreciation of our network assets is included in depreciation and amortization.

    Cost of services consist of voice interconnection cost, Internet termination costs, network operation cost, transmission cost and costs related to duct sales and IRU duct sales with title transfer. Such cost increased from $11.7 million to $265.0 million over the three-year period, an increase of 2,165%. The increase was primarily attributable to interconnection payments associated with the approximately 149 times the 1998 volume increase in traffic volume for our voice services, additional network operating costs associated with the increased demand for our repetitive data services, the development of new services and our geographic expansion during 2000. The most significant portion of our costs of services consisted of voice termination expenses, such as refiling, internet termination costs, interconnect expenses for our Internet access services, additional network operating costs, temporary or permanent leases for transmission capacity as well as operating costs for the operation, administration and maintenance of owned fiber.

    OPERATING EXPENSES

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased from $9.0 million in 1998 to $18.4 million in 1999 and to $39.6 million in 2000. The increase was primarily attributable to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth. In addition, we also increased our bad debt provision to $4.8 million during 2000. Expressed as a percentage of revenues, selling, general and administrative expenses decreased from 19% in 1999 to 15% in 2000. We generated more revenues per employee due to the completion of our network and network operating systems that allow more efficient provisioning and selling of larger capacities of communication services.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses increased from $1.4 million in 1998 to $13.8 million in 1999 and to $33.4 million in 2000. The increase was primarily attributable to the completion and initial operation of the German fiber ring, additional investments in ducts, fiber, cables, electronics, network equipment, build out of data centers and other furniture and fixtures. Once again, the additional investments are mainly attributable to growth of demand for our services and our geographic expansion of our network footprint. Depreciation and amortization for 1999 and 1998 consisted primarily of depreciation costs for network equipment, indefeasible rights of use, and other furniture and equipment.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

    We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for 2000 reflected a loss of $43.0 million, compared with a loss of $35.1 million in 1999 and a loss of $17.9 million in 1998. Our EBITDA margin improved significantly from (36)% in 1999 to (16)% in 2000. The improvement of EBITDA margins can be attributed to an improvement of our gross margins for all of our services. During 2000, we were able to reduce these negative margins by moving traffic on-net thereby reducing leased line costs, applying economies of scale to our direct out-payments, improving the efficiency of our staff, increasing the relative revenue contributions from higher margin products and services and introducing additional products and services such as Virtual ISP and on-net managed bandwidth services.

    IT SHOULD BE NOTED THAT EBITDA IS USED BY OUR MANAGEMENT AND CERTAIN INVESTORS AS AN INDICATOR OF OUR ABILITY TO SERVICE DEBT AND TO SATISFY OUR CAPITAL REQUIREMENTS. HOWEVER, EBITDA IS NOT A MEASURE OF FINANCIAL PERFORMANCE UNDER US GAAP AND SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO CASH FLOWS FROM OPERATING, INVESTING OR FINANCING ACTIVITIES AS A MEASURE OF LIQUIDITY OR AN ALTERNATIVE TO NET INCOME AS AN INDICATION OF OUR OPERATING PERFORMANCE OR ANY OTHER MEASURE OF PERFORMANCE DERIVED UNDER US GAAP. EBITDA AS USED IN THIS REPORT MAY NOT BE COMPARABLE TO OTHER SIMILARLY TITLED MEASURES OF OTHER COMPANIES OR TO SIMILARLY TITLED MEASURES AS CALCULATED UNDER OUR DEBT AGREEMENTS.

    OTHER INCOME (EXPENSE)

    INTEREST EXPENSE AND INTEREST INCOME. Net interest expense decreased from $23.6 million in 1999 to $11.5 million in 2000. Interest income increased from $92,000 in 1998 to $5.9 million in 1999 and to $20.2 million in 2000. This increase is primarily attributable to interest earned on the net proceeds of our initial public offering in March 2000. Interest expense increased from $29.5 million in 1999 to $31.7 million in 2000. This increase is primarily attributable to interest paid and accrued on our senior notes and other borrowings, less capitalized interest of approximately $4.5 million in 2000 and $1.5 million in 1999. No material interest expense was incurred in 1998.

    OTHER INCOME (EXPENSE). Other expense increased from $0.6 million in 1999 to $2.1 million in 2000 due to the write-off of an investment in an IRU resulting from to the bankruptcy of the service provider.

    CURRENCY EXCHANGE (LOSS)--NET. Currency and exchange loss increased from $53,000 in 1998 to $15.4 million in 1999 and $18.1 million in 2000. The increase is primarily attributable to a continued strengthening of the U.S. dollar during 2000 in relation to most European currencies. No material currency exchange loss was incurred during 1998.

    LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM

    Our loss before income tax benefit and extraordinary item increased from $19.2 million in 1998 to $88.5 million in 1999 and to $108.1 million in 2000. The loss before income tax increased in both of our operating segments due to the continued increase in personnel costs, costs associated with the development and expansion of the customer base, new services, product development and entry into new markets.

    INCOME TAX BENEFIT

    For each of the three periods, we generated tax losses on ordinary activities and therefore did not incur a tax obligation other than a L100,000 ($165,776) tax obligation to the United Kingdom in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

    The costs associated with the initial installation and expansion of our networks, including development, installation and initial operating expenses, have been, and in new markets are expected to be, significant and will result in an increasing negative cash flow. Negative cash flow is expected to continue in each of our markets until an adequate customer base and related revenue stream have been established. We believe that our operating losses and negative cash flow will continue until at least 2002 as we expand our networks and service offerings.

    CASH FLOW INFORMATION

    Net cash used in operating activities decreased to $28.3 million in fiscal year ended 2000 compared to $77.9 million and $14.4 million in 1999 and 1998, respectively. In each of the these years, cash used in operating activities was primarily derived from loss before depreciation and amortization and from changes in receivables, accounts payable and accrued liabilities. In 2000, net cash used in operating activities also changed as a result of changes in current and noncurrent deferred revenue of $97.0 million, combined, due to an increase in IRU contracts executed.

    Receivables increased by $80.1 million to $145.6 million at December 31, 2000 compared to $65.5 million and $5.9 million at December 31, 1999 and 1998, respectively. Receivables increased during the three year period as a result of increased volume and number of customers. Accounts payable and accrued liabilities increased by $55.9 million to $172.6 million at December 31, 2000 compared to $116.7 million and $32.2 million at December 31, 1999 and 1998, respectively. Accounts payable and accrued liabilities increased during the three year period due to the expansion of the business.

    Carrier1 used $381.8 million in cash for investing activities during 2000 compared to $253.7 million and $19.9 million during the year ended December 31, 1999 and the period February 20, 1998 to December 31, 1998, respectively. During 2000, Carrier1 purchased $197.2 million in available for sale securities in euro-denominated bonds and $30.8 million in common stock investments. The Euro bonds, in the amount of (u)30 million ($28.2 million) each, yield on average approximately 4.8% per annum. The bonds have maturity dates ranging from September 2001 to February 2003, although all are freely tradable should cash requirements necessitate. The rest of the free cash, excluding a small working balance, is invested in short term money market deposits with an interest rate of approximately 4.0% for Euro deposits and approximately 7% for U.S. dollars deposits. In addition, in 2000, Carrier1 purchased $221.3 million in property and equipment compared to $160.9 million and $15.2 million for the year ended December 31, 1999 and the period February 20, 1998 to December 31, 1998, respectively, in order to invest in fiber infrastructure and transmission equipment, along with the completion of the German network. During the ordinary course of business, Carrier1 enters into purchase commitments for property and equipment. As of December 31, 2000, outstanding purchase commitments totaled $35.5 million. In addition, Carrier1 is obligated to make $126.7 million in non-cancellable lease payments in the future and is scheduled to receive
$117.1 million in lease payments over a similar period. (See note 9 to our consolidated financial statements for additional information.) In 1999, Carrier1 purchased $145.8 million of investments that are restricted for use to be used as collateral for the line of credit securing certain construction commitments and the terms of a long term debt agreement. Cash receipts related to the restricted investments was $58.7 million and $53.1 million for the year ended December 31, 2000 and 1999, respectively.

    Net cash provided by financing activities was $566.2 million in 2000, compared to $353.5 million and $37.8 million during the year ended December 31, 1999 and the period February 20, 1998 to December 31, 1998, respectively. On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (u)87 per share (approximately $87.42 per share). We received proceeds of approximately $681.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. The net cash provided was used to help fund the purchases of property and equipment, investments, operating losses and the repayment on a portion of the long-term debt that was incurred during 1999.

    From our inception through December 31, 1998, we financed our operations through the initial equity contributions by our two founding investors Providence Equity Partners and Primus Ventures. On February 19, 1999, we issued $160 million and (u)85 million (currently $79.8 million) of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants. These notes contain covenants that restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

    As required by the terms of the notes, Carrier1 used approximately
$49.2 million of the net proceeds to purchase a portfolio of U.S. Government securities and approximately (u)26.9 million ($29.8 million) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of notes to collateralize and fund the first five interest payments. On February 18, 1999 we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. We have borrowed an additional amount of approximately $4.0 million under this agreement since December 31, 1999. We had the right to defer payment until December 31, 2000 without interest, after which we may obtain seller financing, with interest accruing from January 1, 2001. The outstanding balance was repaid from the proceeds of our initial public offering.

    In June 1999, we entered into a financing facility with Nortel
Networks Inc., an equipment supplier. As of December 31, 1999, we had borrowed substantially the full amount of the $75 million available under the facility. The debt outstanding under this facility bore interest at a LIBOR-based floating interest rate, and the weighted average interest rate on outstanding amounts was 11.04% as of December 31, 1999. The debt was repaid from the proceeds of our initial public offering.

    In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed (u)10 million ($10.1 million) of the $200.0 million (or the euro equivalent) available under the facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility (40 million euros at the time of our initial public offering) was repaid from the proceeds of our initial public offering, and the facility terminated.

    We believe that the net proceeds from the offerings discussed above together with cash and marketable securities on hand and future capacity sales on our network will provide sufficient funds for us to expand our business as planned and to fund operating losses through 2002. However, the amount of future capital requirements will depend on a number of factors, including:

    - the overall success of our business;

    - any acquisitions or investments we make;

    - the start-up of each additional segment of our network;

    - the dates on which we further expand our network;

    - whether our network build-out is on-time and on-budget;

    - the types of services we may offer in the future;

    - staffing levels;

    - customer growth; and

    - the overall economic situation over the foreseeable future.

    Additional factors that are not within our control, including competitive conditions, government regulatory developments and capital, may also impact our future capital requirements. Depending on the factors listed above, we may need to issue additional debt, secure additional credit facilities, delay or abandon some or all of our development and expansion plans or may be required to seek other sources of funding. Carrier1 may not be able to secure any such financing, if and when it is needed. Our inability to secure additional funding may have a material adverse effect on our business.

    FOREIGN CURRENCY

    We report our financial results in U.S. dollars. We make interest and principal payments on our 13 1/4% senior notes in U.S. dollars and euros. However, the majority of our revenues and operating costs derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on our results of operations and balance sheet data.

    During the third quarter of 2000, Carrier1 determined that the functional currency of the Luxembourg holding company, Carrier 1 International S.A., had clearly changed from the U.S. dollar to the euro due to significant changes in economic facts and circumstances underlying our business. The functional currencies of our subsidiaries have not changed and, in all instances, are the respective local currency.

    We applied this change prospectively as of the beginning of the third quarter. As a result of this change, transactions entered into by the holding company that are denominated in currencies other than the Euro are now translated into Euros in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

    The net effect of this change in functional currency for the six months ended December 31, 2000 was to increase the currency exchange loss (net) and the net loss reported in the statement of operations by approximately $0.8 million and to reduce the negative currency translation adjustment component of other comprehensive income (loss) reported in the statement of shareholders' equity by approximately $0.8 million.

    The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-euro denominated currencies, such as pounds sterling.

    Although we do not currently engage in exchange rate-hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engage in other similar hedging strategies. Any reversion from the euro currency system to a system of individual country floating currencies could subject us to increased currency exchange risk.

    INFLATION

    We do not believe that inflation has had, or in the foreseeable future will have, a material effect on our results of operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging

Activities--Deferral of The Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The adoption of SFAS 133, as amended, is effective for the first quarter of our fiscal year ending December 31, 2001. Management has determined that this standard will not have a material effect on our consolidated financial statements.

BUSINESS OUTLOOK

    CARRIER1 OUTLOOK

    For 2001, we expect to grow our revenues to between $420 million and $450 million, an increase of 58% to 70% over 2000. Data services revenues are assumed to generate approximately 40% of our total revenues. We expect to generate positive earnings before interest, taxes, depreciation and amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items ("EBITDA") for 2001. We furthermore expect to increase the portion of total traffic volumes over our owned network infrastructure thereby reducing leased network costs. At the same time, we project our selling, general and administrative costs to decrease in proportion to total revenues to approximately 13% during 2001.

    We expect to make investments ranging from $170 to $200 million in 2001 mainly on extending our long haul networks, introducing new data technologies servicing our existing platforms and constructing or purchasing additional intracity fibre networks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Because our outstanding debt at December 31, 2000 is fixed-rate debt, a change in market interest rates has no material effect on our earnings, cash flows or financial condition.

    We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior dollar notes, and with transactions in currencies other than local currencies in which we operate. As of December 31, 2000, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from our foreign currency exchange rate exposures.

    In addition, we have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. The introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject as of December 31, 2000 (other than fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc). Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior dollar notes.

    The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of December 31, 2000. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at December 31, 2000. The actual cash flows are payable in either U.S. dollars (US$) or euro (u), as indicated in the parentheses. Average variable interest rates are based on our borrowing rate as of December 31, 2000. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of December 31, 2000.

EXPECTED MATURITY DATE             2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
- ----------------------           --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                      (IN THOUSANDS)
Notes payable:
  Fixed rate (u)...............                                                          $ 79,842    $ 79,842    $ 55,490
  Interest rate................                                                             13.25%      13.25%
  Fixed rate ($)...............                                                          $160,000    $160,000    $111,200
  Interest rate................                                                             13.25%      13.25%

Other long-term debt:
  Fixed rate ($)...............   $2,838      $753                                                   $  3,591    $  3,591
  Interest rate................      9.7%      9.7%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL DATA

    The following table sets forth our consolidated financial data as of and for the three-month periods ended December 31, September 30, June 30 and March 31, 2000 and December 31, September 30, June 30 and March 31, 1999. The consolidated financial data were derived from our unaudited consolidated financial statements and include, in the opinion of our management, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the data for such period. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the rest of this discussion and with our consolidated financial statements and related notes.

UNAUDITED QUARTERLY INFORMATION

                                                                THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------
                                DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                    2000           2000          2000       2000          1999           1999
                                ------------   -------------   --------   ---------   ------------   -------------
                                                                 ($ IN THOUSANDS)
Revenue (1),(3)...............    $ 76,195        $ 76,558     $ 57,531   $ 51,267      $ 37,319        $ 27,311
Cost of services (exclusive of
  amounts shown separately
  below) (1)..................      75,624          76,346       58,467     54,536        41,905          32,543
Selling, general and
  administrative expenses.....      14,094           8,699        9,l65      7,638         7,688           4,216
Depreciation and
  amortization................      10,865           9,201        7,228      6,151         6,032           4,183
                                  --------        --------     --------   --------      --------        --------
Loss from operations
  (1),(3).....................     (24,388)        (17,688)     (17,329)   (17,058)      (18,306)        (13,631)
Other income (expense):
  Interest income.............       5,661           5,494        6,406      2,684           772           2,009
  Interest expense............      (7,818)         (8,057)      (5,712)   (10,124)       (8,152)         (8,718)
Other income (expense)........      (2,145)              4           (3)        (3)         (117)            (25)
Currency exchange gain (loss),
  net.........................       8,065         (10,307)       3,862    (19,687)      (10,200)          1,931
                                  --------        --------     --------   --------      --------        --------
Loss before income tax benefit
  and extraordinary
  item (1),(3)................     (20,625)        (30,554)     (12,776)   (44,188)      (36,003)        (18,434)
Income tax benefit, net of
  valuation allowance.........          --              --           --         --            --              --
                                  --------        --------     --------   --------      --------        --------
Loss before extraordinary
  item (1),(3)................     (20,625)        (30,554)     (12,776)   (44,188)      (36,003)        (18,434)
Extraordinary item (2)........          --              --           --     (3,789)           --              --
                                  --------        --------     --------   --------      --------        --------
Net loss (1),(3)..............    $(20,625)       $(30,554)    $(12,776)  $(47,977)     $(36,003)       $(18,434)
                                  ========        ========     ========   ========      ========        ========
Basic and Diluted Loss Per
  Common Share:
  Loss before extraordinary
    item (1),(3)..............    $  (0.49)       $  (0.73)    $  (0.31)  $  (1.21)     $  (1.21)       $  (0.59)
  Extraordinary loss on early
    extinguishment of debt
    (2).......................          --              --           --      (0.10)           --              --
                                  --------        --------     --------   --------      --------        --------
Net loss (1),(2),(3)..........    $  (0.49)       $  (0.73)    $  (0.31)  $  (1.31)     $  (1.21)       $  (0.59)
                                  ========        ========     ========   ========      ========        ========

                                 THREE MONTHS ENDED
                                --------------------
                                JUNE 30,   MARCH 31,
                                  1999       1999
                                --------   ---------
                                  ($ IN THOUSANDS)
Revenue (1),(3)...............  $ 20,194   $ 12,293
Cost of services (exclusive of
  amounts shown separately
  below) (1)..................    22,346     17,015
Selling, general and
  administrative expenses.....     3,147      3,318
Depreciation and
  amortization................     2,298      1,336
                                --------   --------
Loss from operations
  (1),(3).....................    (7,597)    (9,376)
Other income (expense):
  Interest income.............     2,099        979
  Interest expense............    (8,400)    (4,205)
Other income (expense)........      (413)        --
Currency exchange gain (loss),
  net.........................    (4,721)    (2,428)
                                --------   --------
Loss before income tax benefit
  and extraordinary
  item (1),(3)................   (19,032)   (15,030)
Income tax benefit, net of
  valuation allowance.........        --         --
                                --------   --------
Loss before extraordinary
  item (1),(3)................   (19,032)   (15,030)
Extraordinary item (2)........        --         --
                                --------   --------
Net loss (1),(3)..............  $(19,032)  $(15,030)
                                ========   ========
Basic and Diluted Loss Per
  Common Share:
  Loss before extraordinary
    item (1),(3)..............  $  (0.63)  $  (0.53)
  Extraordinary loss on early
    extinguishment of debt
    (2).......................        --         --
                                --------   --------
Net loss (1),(2),(3)..........  $  (0.63)  $  (0.53)
                                ========   ========

- ------------------------------

(1) Reflects impact of revenue previously recorded in the fourth quarter of 2000 related to an infrastructure contract that should have been recorded in the third quarter. This transaction increased revenue as previously reported by $0.9 million, cost of services as previously reported by $0.8 million and net loss as previously reported by $0.1 million in the third quarter.

(2) Reflects a reclassification of the write-off of financing costs related to the early repayment of debt associated with the Nortel financing facility and Morgan Stanley interim credit facility in March 2000 previously reported in interest expense.

(3) Reflects impact of revenue previously recorded in the third quarter of 2000 related to infrastructure and bandwidth contracts that should have been recorded in future periods. These transactions decreased revenue and increased net loss by $1.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have not been any changes in or disagreements with our accountants regarding our accounting and financial disclosure during 2000, 1999 or 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the directors of Carrier1 International and our executive officers and other key employees as of December 31, 2000.

NAME                                  AGE                        POSITION WITH CARRIER1
- ----                                --------   ----------------------------------------------------------
Stig Johansson....................     58      Chief Executive Officer, President and Director of
                                               Carrier1 International
Eugene A. Rizzo...................     49      Executive Vice President, Voice & Access Services
Terje Nordahl.....................     53      Chief Operating Officer
Joachim W. Bauer..................     56      Executive Vice President & Chief Financial Officer
Kees van Ophem....................     38      Executive Vice President, Corporate Services and General
                                               Counsel
Neil E. Craven....................     32      Executive Vice President, Infrastructure Development &
                                               Bandwidth Sales
Alex Schmid.......................     32      Executive Vice President, Strategic Development
Pim Versteeg......................     44      Executive Vice President, Broadband Solutions
Philip Poulter....................     50      Managing Director of Sales, United Kingdom and Ireland
Edward A. Gross...................     42      Managing Director of Sales, Germany, Austria, Switzerland
                                               and Central and Eastern Europe
Isabelle Russier..................     36      Managing Director of Sales, France
Marcus J. Gauw....................     40      Managing Director of Sales, Benelux
Carlos Colina.....................     48      Managing Director of Sales, North America
Oscar Escribano...................     42      Managing Director of Sales, Spain and Portugal
Thomas Svalstedt..................     48      Managing Director of Sales, Nordic and Baltic Regions
Sebastiano Galantucci.............     34      Managing Director of Sales, Italy and Greece
Glenn M. Creamer..................     38      Director of Carrier1 International
Jonathan E. Dick..................     42      Director of Carrier1 International
Mark A. Pelson....................     38      Director of Carrier1 International
Victor A. Pelson..................     63      Director of Carrier1 International
Thomas J. Wynne...................     60      Director of Carrier1 International

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

    EUGENE A. RIZZO has served as our Executive Vice President, Voice & Access Services since March 1998 and has over 23 years of experience in international sales and marketing and 11 years of experience in the telecommunications industry. From 1993 to 1998, Mr. Rizzo managed sales and marketing groups for several affiliates of Unisource NV, including Unisource Carrier Services and AT&T-Unisource Communications Services, an international joint venture between AT&T Corp. and Unisource NV. Prior to joining Unisource, Mr. Rizzo held various marketing and management positions with International Business Machines Corporation, or "IBM", Wang Laboratories, Inc. and Tandem Computers Inc. While at Tandem, Mr. Rizzo assisted in the start-up of Tandem's European Telco Group. Mr. Rizzo holds a Master of Business Administration degree from the University of Massachusetts. He is a citizen of the United States.

    TERJE NORDAHL has served as our Chief Operating Officer since March 1998 and has 27 years of experience in telecommunications operations. Mr. Nordahl also has extensive experience in the computer and Internet industry. As a Managing Director at Unisource Business Networks BV from 1997 to 1998, he established and built the Unisource Business Data Network in Norway. From 1995 to 1997,
Mr. Nordahl was President of Telia AS (Norway), Telia's subsidiary in Norway, where he supervised the building of an ATM backbone network with integrated voice and data services. From 1993 to 1995, Mr. Nordahl established and operated Creative Technology Management AS, which provided business development services for government and industrial organizations. Prior to establishing CTM, Mr. Nordahl held engineering, development and marketing positions with various companies, including IBM and telecommunications companies affiliated with Ericsson (L.M.) Telephone Co. and ITT Corp. Mr. Nordahl holds a First Honors Bachelor of Science degree from Heriot-Watt University, Edinburgh and has completed the INSEAD Advanced Management Program. He is a citizen of Norway.

    JOACHIM W. BAUER has served as our Executive Vice President & Chief Financial Officer since March 1998 and has seven years of experience in the telecommunications industry. From 1994 to 1998, Mr. Bauer served as Chief Financial Officer of Unisource Carrier Services. Before joining Unisource Carrier Services, Mr. Bauer held various management positions with IBM and its affiliates, including Controller of IBM (Switzerland). Mr. Bauer graduated from a commercial school in Zurich, was educated at IMEDE business school, Lausanne, Switzerland, and completed the senior executive program of the Swiss Executive School (SKU). Mr. Bauer holds a Certified Diploma in Accounting and Finance
(CPA). He is a citizen of Germany.

    KEES VAN OPHEM has served as our Executive Vice President, Corporate Services and General Counsel since March 1998, with responsibility for interconnection, licensing, legal affairs and carrier relations. Mr. van Ophem has nine years of experience in the telecommunications industry. Prior to joining us, he was Vice President, Purchase and General Counsel for Unisource Carrier Services from 1994 to 1998 and was on its management board from its inception in early 1994. From 1992 to 1994 Mr. van Ophem served as legal counsel to Royal PTT Nederland NV (KPN), with responsibility for the legal aspects of its start-up ventures in Hungary, Bulgaria, Czech Republic and Ukraine and the formation of Unisource Carrier Services. Prior to joining KPN, Mr. van Ophem worked at law firms in Europe and the United States. Mr. van Ophem holds a Juris Doctorate degree from the University of Amsterdam and, as a Fulbright scholar, a Master of Laws degree in International Legal Studies from New York University. He is a citizen of The Netherlands.

    NEIL E. CRAVEN has served as our Executive Vice President, Infrastructure Development & Bandwidth Sales since March 1998 and has seven years of experience in the telecommunications industry. From 1995 to 1998, Mr. Craven was a member of the management team at Unisource Carrier Services, initially responsible for Corporate Strategy and Planning and later serving as Vice President of Business Development. Prior to joining Unisource Carrier Services, Mr. Craven was employed by Siemens AG in Germany, where he worked on various international infrastructure projects.
Mr. Craven has an Honors degree in Computer Engineering from Trinity College, Dublin and a Master of Business Administration degree from the Rotterdam School of Management. He is a citizen of Ireland.

    ALEX SCHMID has served as our Executive Vice President, Strategic Development since December 1999 and has over eight years of experience in international telecommunications, Internet technology and media industry investments. Immediately prior to joining us, Mr. Schmid was the General Partner of personal investment vehicles targeting the technology, Internet, telecommunications and media industries. From February 1996 until September 1998, Mr. Schmid was a Managing Director and Head of Private Equity for the Bank Austria Group, where he was responsible for investing primarily in European telecommunications and telecommunications-related companies and investment vehicles. Mr. Schmid also served on the board of directors of Central Europe Telecom Investment L.P., a venture capital fund targeting investments in telecommunications and telecommunications-related companies in Central Europe. From August 1995 until February 1996, Mr. Schmid was a Vice President at AIG Capital Partners. From March 1993 until August 1995, Mr. Schmid was an Associate of the Private Equity Group at Creditanstalt. Mr. Schmid is a graduate of the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics. He is a German citizen.

    PIM VERSTEEG has served as our Executive Vice President, Broadband Solutions since September of 2000, and before that as our Chief Technology Officer and Director for Special Solutions & Customer Engineering since April 1999. Prior to joining Carrier1, Mr. Versteeg was a Sales Director for European Carriers at Nortel Networks from August 1996 to March 1999. Mr. Versteeg is a retired Lieutenant Colonel from the Dutch Army. He began his telecommunications career in 1991 with the Army with the responsibility to design and implement the Ministry of Defense's national SDH and data networks. Mr. Versteeg is a graduate of the Military Academy of the Netherlands and holds Bachelor's Degrees in Business Administration and Computer Science. He is a citizen of The Netherlands.

    PHILIP POULTER has served as our Managing Director of Sales, United Kingdom and Ireland since June 1998 and has over 31 years of experience in the telecommunications industry. Prior to joining us, Mr. Poulter was Operations Director of ACC Long Distance U.K. Ltd., a switch-based provider of telecommunications services, from December 1997 to June 1998. From March 1997 to December 1997, Mr. Poulter served as Network & Carrier Services Director of ACC. From August 1996 to March 1997, Mr. Poulter was Managing Director of Nelcraft Services Ltd., a provider of installation and maintenance services relating to the cable television and telecommunications industries. From March 1995 to August 1996, Mr. Poulter served as Carrier Manager of ACC. From 1993 to 1995, Mr. Poulter was employed as Sales Director for Business Communication for Videotron Corporation Ltd., a U.K. provider of cable television and telephony services. Prior to joining Videotron, Mr. Poulter held various management, sales and engineering positions, including more than fifteen years of experience in designing and implementing telecommunications switching and transmission systems for British Telecom. Mr. Poulter is a director of Carrier1 U.K. Ltd., a subsidiary of Carrier1 International. Mr. Poulter has a Final Certificate in Electronics and Communications from the London C & G Institute. He is a citizen of the United Kingdom.

    EDWARD A. GROSS has served as our Managing Director of Sales, Germany, Austria and Switzerland since May 1998 and has over 21 years of experience in the telecommunications and networking industries. Prior to joining us, Mr. Gross served as Sales Director, Germany for Unisource Carrier Services from December 1996 to May 1998. From March 1996 to December 1996, Mr. Gross served as Director of Customer Services Engineering-Central Europe for AT&T-Unisource. From 1992 to 1996, Mr. Gross was a member of the management team at Unisource Business Networks, where he was responsible for the start-up of operations in Germany and Austria and subsequently served as Director of Customer Services. Prior to joining Unisource Business Networks, Mr. Gross was employed by Unisys Corporation for more than 14 years, during which time he held various positions in network support and software development, primarily in Germany as well as South Korea and the United States. Mr. Gross holds a Bachelor of Science degree in Management Studies from the University of Maryland and has completed the Accelerated Development Program at London Business School. He is a citizen of the United States.

    ISABELLE RUSSIER has served as our Managing Director of Sales, France since August 1998 and has five years of experience in the telecommunications industry. From November 1997 to July 1998, Ms Russier was employed in London by ACC, where she handled various projects in its Business Development Europe Division. From December 1995 to October 1997, Ms Russier was employed in France as General Manager of Sales for UNIFI Communications, Inc., a U.S.-based telecommunications value-added service provider. From 1992 to 1995, she worked for Apple
Computer, Inc., most recently as a Regional Sales Director, and from 1987 to 1992, she was employed by Intel Corp. in a variety of sales positions.
Ms Russier holds an Engineering degree in Microelectronics and a European Master of Business Administration degree (ISA) from the HEC School of Management. She is a citizen of France.

    MARCUS J. GAUW has served as our Managing Director of Sales, Benelux since June 1999 and prior to that had served as our Managing Director of Sales, Internet, since May 1998. He has 15 years of experience in the telecommunications industry. From 1996 to 1998, Mr. Gauw served as Sales Manager for Internet Transit Services at AT&T-Unisource, and from 1994 to 1996, he served as Sales Manager, Voice Services at AT&T-Unisource. From 1992 to 1994, Mr. Gauw was a Senior Sales Consultant for Unisource Business Networks. Prior to joining Unisource Business Networks, Mr. Gauw was employed by KPN for approximately seven years, during which time he held various positions in sales and marketing. Mr. Gauw holds a Bachelor's degree in Telecommunications and Electronics from Hogere Technische School, Alkmaar, The Netherlands. He is a citizen of The Netherlands.

    CARLOS COLINA has served as our Managing Director of Sales, North America since March 1999 and before that as its Manager, Carrier Sales-North America since September 1998. He has over 25 years of experience in the telecommunications industry. Prior to joining us, Mr. Colina handled various sales and marketing assignments with AT&T, including responsibility for directing AT&T's efforts in the assessment and analysis of the international business switched services marketplace from 1993 to 1998. Mr. Colina has extensive training in voice and data communications and holds a Bachelor's degree in Information Sciences from Fordham University. He also has completed the Wharton School of Business/AT&T business education program. He is a citizen of the United States.

    OSCAR ESCRIBANO has served as our Managing Director of Sales, Spain and Portugal since December 1999 and has 14 years experience in the telecommunications industry. Prior to joining us, Mr. Escribano held various positions in sales management at Unisource Carrier Services from 1995 to 1999, among them Director of Sales for Internet Services and Director of Sales Southern Europe. From 1986 to 1995, he worked for Telefonica, where he served as Project Manager for planning and procurement of fixed telephony and data networks, as well as satellite communications. Prior to his involvement in the telecommunications industry, Mr. Escribano worked four years as an engineer in the field of Safety of Nuclear Power Plants. Mr. Escribano holds an Engineering degree in Power and Energy from the Politechnical University of Madrid. He is a citizen of Spain.

    THOMAS SVALSTEDT has served as our Managing Director of Sales for the Nordic and Baltic Regions since April 1999 and has 24 years of experience in the telecommunications industry. Prior to joining us, Mr. Svalstedt was the Managing Director for Corporate Business and a member of the Management Board at Telecom Eireann in Ireland from 1997 to 1999. From 1993 to 1997, he was the Nordic Region's Managing Director for Unisource. Mr. Svalstedt was the Sales Director for Telia Megacom, Telia's company for corporate business customers, from 1991 to 1993. From 1976 to 1991, Mr. Svalstedt held various positions in sales management and project management at the Telia Group and for different data communications companies in the Nordic Region.
Mr. Svalstedt holds a Masters Degree in Business Administration from the Stockholm School of Economics. He is a citizen of Sweden.

    SEBASTIANO GALANTUCCI has served as our Managing Director of Sales for Italy and Greece since January 1, 2000. He has 13 years of experience in the telecommunications industry. Prior to joining us, Mr. Galantucci held various positions in sales and marketing management at Telecom Italia and Telemedia International, most recently as Area Sales Manager for International Accounts from December 1998 to December 1999. From 1995 to 1998, Mr. Galantucci worked in Singapore and then Hong Kong for the Asia Pacific Area of Telemedia where he served as a Marketing & Sales Manager and Senior Marketing Manager, respectively. Prior to working overseas, Mr. Galantucci worked from 1987 to 1993 in planning and project implementation for Telecom Italia in Milan, Italy.
Mr. Galantucci holds a Degree in Business Administration from the Cattolica University of Milan and a Diploma in Marketing from the University of Hong Kong. He is a citizen of Italy.

    GLENN M. CREAMER has served as a director of Carrier1 International since August 1998. Mr. Creamer has been a Managing Director of Providence Equity Partners Inc. since its inception in 1996 and is also a General Partner of Providence Ventures L.P., which was formed in 1991. Mr. Creamer is a director of Celpage, Inc., Epoch Networks, Inc., DigiPlex S.A. (formerly Hubco S.A.), and 360networks inc. Mr. Creamer received a Bachelor of Arts degree from Brown University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. He is a citizen of the United States.

    JONATHAN E. DICK has served as a director of Carrier1 International since August 1998. Mr. Dick has been a Managing Director of Primus Venture
Partners, Inc. since December 1993. Prior to joining Primus in June 1991,
Mr. Dick held various positions in sales management at Lotus Development Corporation. Mr. Dick is also a director of Paycor, Inc., PlanSoft Corporation and Spirian Technologies, Inc. Mr. Dick received a Bachelor of Science degree in Applied Mathematics and Economics from Brown University and a Master of Business Administration degree from the Harvard Graduate School of Business Administration. He is a citizen of the United States.

    MARK A. PELSON has served as a director of Carrier1 International since August 1998. Mr. Pelson is a Principal of Providence Equity Partners Inc., which he joined in August 1996. Prior to 1996, Mr. Pelson was a co-founder and director, from 1995 to 1996, of TeleCorp., Inc., a wireless telecommunications company, and from 1989 to 1995 served in various management positions with AT&T, including most recently as a general manager of strategic planning and mergers and acquisitions. Mr. Pelson is a director of Madison River Telephone Company, L.L.C., Mpower Communications Corp., Global Metro Networks and Language Line Holdings, LLC. Mr. Pelson received a Bachelor of Arts degree from Cornell University and a Juris Doctorate from Boston University. Mr. Pelson is the son of Victor A. Pelson. He is a citizen of the United States.

    VICTOR A. PELSON has served as a director of Carrier1 International since January 1999. Mr. Pelson is a Senior Advisor to UBS Warburg LLC, an investment banking firm. He was a Director and Senior Advisor of Dillon, Read & Co. Inc. at the time of its merger in 1997 with SBC Warburg. Before joining Dillon, Read in April 1996, Mr. Pelson was associated with AT&T from 1959 to March 1996, where he held a number of executive positions, including Group Executive and President responsible for the Communications Services Group, Executive Vice President and member of the Management Executive Committee. At his retirement from AT&T, Mr. Pelson was Chairman of Global Operations and a member of the board of directors. Mr. Pelson is a director of Eaton Corporation, Dun & Bradstreet Corporation, United Parcel Service, Inc. and Acterna Corporation. Mr. Pelson received a Bachelor of Science degree in Mechanical Engineering from New Jersey Institute of Technology and a Master of Business Administration degree from New York University. Mr. Pelson is the father of Mark A. Pelson. He is a citizen of the United States.

    THOMAS J. WYNNE has served as a director of Carrier1 International since January 1999. Mr. Wynne is currently a partner with Sycamore Creek Development Co. He is also chairman of the board of directors of Aerie Networks Inc., a privately held U.S. company which is building a U.S. based fiber network. He was President and Chief Operating Officer of LCI International Inc. and its subsidiaries from July 1991 to October 1997. From 1977 to 1991, Mr. Wynne held several executive positions with MCI Communications Corp., including President of the West Division, Vice President of Sales and Marketing for the Mid-Atlantic Division, and Vice President in the Midwest Division. Mr. Wynne holds a Bachelor of Science degree in Political Science from St. Joseph's University. He is a citizen of the United States.

BOARD OF DIRECTORS

    The general affairs and business of Carrier1 International are managed by the board of directors. Carrier1 International's articles of incorporation provide for at least three directors appointed by a general meeting of shareholders for terms no greater than six years. Under the articles, the number and terms of directors are to be determined, and each director may be reelected or removed at any time, by a general meeting of shareholders. Directors are not required to hold any shares in Carrier1 International in order to serve as directors. Carrier1 International is bound by the joint signature of two directors or the sole signature of a managing director for ordinary course management decisions, if one has been appointed by the board. Carrier1 International currently has six directors and has no persons appointed as corporate officers. Each director was appointed to hold office for a term of six years.

COMMITTEES OF THE BOARD OF DIRECTORS

    Our board has an audit committee, with a written charter. The audit committee, consisting of Messrs. Dick, Wynne and M. Pelson, is responsible for reviewing the services provided by our independent auditors, our annual financial statements and our system of internal accounting controls.

COMPENSATION OF DIRECTORS

    Carrier1 International will reimburse the members of the board for their reasonable out-of-pocket expenses incurred in connection with attending board meetings. Additionally Carrier1 International maintains directors' and officers' liability insurance. Carrier1 International has granted 20,000 options to purchase shares to each of Messrs. Wynne and V. Pelson. Members of the board receive no other compensation for services provided as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These regulations require the directors, officers, and greater than 10% shareholders to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2000, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year, except that during fiscal 2000, Mr. Dick filed a Form 5 covering his initial statement of beneficial ownership that was not timely filed on Form 3, Primus Capital Fund IV L.P. filed a Form 5 covering its initial statement of beneficial ownership that was not timely filed on Form 3, and Mr. Versteeg has not timely filed a Form 3 covering his initial statement of beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION TABLE

    The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, our Chief Executive Officer and our other four most highly compensated executive officers during the periods from March 4, 1998 through December 31, 1998, from January 1, 1999 through December 31, 1999 and from January 1, 2000 through December 31, 2000. During 1998, these individuals, other than Mr. Schmid, held options in Carrier One, LLC, which in turn held substantially all of the equity of Carrier1 International. Pursuant to a restructuring of our management equity, these options for Carrier One, LLC interests were cancelled and equivalent options for shares of Carrier1 International were issued in their place. The economic terms of these new options are substantially the same as the terms of the Carrier One, LLC options.

                                                                                       LONG TERM
                                               SHORT TERM COMPENSATION(A)             COMPENSATION
                                      ---------------------------------------------   ------------
                                                                       OTHER ANNUAL    SECURITIES     ALL OTHER
                                                  SALARY     BONUS     COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION            PERIOD      (B)        (B)          (C)          OPTIONS        (B) (E)
- ---------------------------           --------   --------   --------   ------------   ------------   ------------
Stig Johansson                          2000     $295,805   $36,976       $21,727         88,889       $103,337
  PRESIDENT AND CHIEF EXECUTIVE OFFICER    1999   279,603    43,339        27,938        355,555         72,823
                                        1998      245,569    46,044        22,188             (d)        39,550

Eugene A. Rizzo                         2000     $181,920   $25,469       $28,976         88,889       $ 29,483
  EXECUTIVE VICE PRESIDENT,             1999      197,368    30,592        26,723        355,555         31,649
  VOICE & ACCESS SERVICES               1998      173,343    32,502        22,188             (d)        27,248

Terje Nordahl                           2000     $159,971   $32,594       $23,893        138,194       $ 35,608
  CHIEF OPERATING OFFICER               1999      171,051    26,513        25,263        177,777         37,666
                                        1998      135,207    25,352        19,969             (d)        24,248

Alex Schmid                             2000     $177,483   $18,858       $21,229        243,750       $ 12,944
  EXECUTIVE VICE PRESIDENT,             1999     $ 15,400        --            --        100,000             --
  STRATEGIC DEVELOPMENT

Kees van Ophem                          2000     $158,433   $19,819       $34,143         88,889       $ 15,515
  EXECUTIVE VICE-PRESIDENT, CORPORATE    1999     171,051    26,513        25,111        355,555         16,788
  SERVICES AND GENERAL COUNSEL          1998      150,230    28,168        22,188             (d)        14,756

- ------------------------

(a) Short term compensation for the 1998 period relates to the period from March 4, 1998 through December 31, 1998 except in the case of Terje Nordahl, for whom the relevant 1998 period was March 26, 1998 through December 31, 1998. Mr. Schmid was hired by Carrier1 in November 1999.

(b) We record this compensation expense in Swiss Francs, or SFr. The U.S. dollar amounts shown for 1998 were calculated using an average exchange rate of $0.69337 to SFr1, for 1999 were calculated using an average exchange rate of $0.65789 to SFr1, and for 2000 were calculated using an average exchange rate of $0.59161 to SFr1.

(c) Consists of general business expenses and contributions under a health plan for our executive officers. Business expenses consist of company car and related travel expenses in the following approximate amounts, in thousands:

                                                                    1998       1999       2000
                                                                  --------   --------   --------
    Stig Johansson..............................................   $22.2      $27.9      $21.7
    Eugene A. Rizzo.............................................    22.2       26.7       29.0
    Terje Nordahl...............................................    20.0       25.3       23.9
    Alex Schmid.................................................     N/A        N/A       21.2
    Kees van Ophem..............................................    22.2       25.1       34.1

- ------------------------

(d) Pursuant to the equity restructuring, options to purchase Carrier One, LLC interests, which were granted to each executive in 1998, have been cancelled and were replaced by the economically equivalent options shown above as granted in 1999.

(e) Consists of contributions under a defined contribution pension plan.

STOCK OPTION GRANTS AND FISCAL YEAR-END VALUES

    The following tables set forth information regarding grants of options to purchase shares of Carrier1 International and the fiscal year-end value of such options, which were granted to the executive officers listed in the Summary Compensation Table above pursuant to the 2000 share option plan and the 1999 share option plan. The options granted pursuant to the 1999 share option plan were intended to replace options to purchase Carrier One, LLC interests pursuant to a restructuring of our management equity. The economic terms of these new options are substantially the same as the terms of the Carrier One, LLC options. Options vest in equal annual installments over the five years ending on the fifth anniversary of the grant date of the predecessor options, subject to the executive's continuing employment.

                             OPTION GRANTS IN 2000

                                                             INDIVIDUAL GRANTS
                                   ---------------------------------------------------------------------
                                                % OF TOTAL
                                   NUMBER OF     OPTIONS
                                   SECURITIES    GRANTED                                     FAIR VALUE
                                   UNDERLYING       TO       EXERCISE                          AT DATE
                                    OPTIONS     EMPLOYEES      PRICE        EXPIRATION       OF GRANT($)
NAME                                GRANTED      IN 2000     ($/SHARE)         DATE              (A)
- ----                               ----------   ----------   ---------   -----------------   -----------
Stig Johansson...................    88,889           3%       15.00     December 19, 2010      9.64
Eugene A. Rizzo..................    88,889           3%       15.00     December 19, 2010      9.64
Terje Nordahl....................   138,194         4.7%       15.00     December 19, 2010      9.64
Alex Schmid......................   243,750         8.3%       15.00     December 19, 2010      9.64
Kees van Ophem...................    88,889           3%       15.00     December 19, 2010      9.64

- ------------------------

(a) The fair value of options grants is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, risk-free interest rate range of 5.12% to 6.68%, expected option life of three years and a volatility factor of 100%.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                                                            VALUE OF UNEXERCISED
                                                          NUMBER OF SECURITIES UNDERLYING   IN-THE-MONEY OPTIONS/
                                                            UNEXERCISED OPTIONS/SARS AT     SARS AT DECEMBER 31,
                                                                 DECEMBER 31, 2000                  2000
                       SHARES ACQUIRED   VALUE REALIZED            EXERCISABLE/                 EXERCISABLE/
NAME                   ON EXERCISE (#)        ($)                UNEXERCISABLE (#)            UNEXERCISABLE ($)
- ----                   ---------------   --------------   -------------------------------   ---------------------
Stig Johansson.......         0                0                  142,222/302,222            1,893,301/2,867,773
Eugene A. Rizzo......         0                0                  142,222/302,222            1,893,301/2,867,773
Terje Nordahl........         0                0                   71,110/244,861              946,652/1,463,190
Alex Schmid..........         0                0                   20,000/323,750                    -   /76,172
Kees van Ophem.......         0                0                  142,222/302,222            1,893,301/2,867,773

    Carrier1 International has authorized the issuance of options for up to 2,747,222 shares of Carrier1 International pursuant to its 1999 share option plan dated as of December 30, 1998 and up to 2,832,878 shares of Carrier1 International pursuant to its 2000 share option plan dated as of March 30, 2000. As of December 31, 2000, Carrier1 International had outstanding options for a total of 2,538,068 shares under the 1999 share option plan and outstanding options for a total of 2,805,378 shares under the 2000 share option plan. We expect to grant additional options to employees. Carrier1 International has also issued options to acquire 20,000 shares to each of Messrs. Wynne and V. Pelson outside the scope of the 1999 share option plan. See "Item 13. Certain Relationships and Related Transactions-Equity Investments--1999 Share Option Plan" contained elsewhere in this document.

EMPLOYMENT AGREEMENTS

    Each of Stig Johansson, Eugene A. Rizzo, Terje Nordahl, Alex Schmid and Kees van Ophem has entered into an employment agreement with a wholly owned subsidiary of Carrier1 International. The employment agreements provide that the executive shall serve in his current capacity and that the executive shall be paid base salary, bonus and pension plan contributions as set forth in the Summary Compensation Table. Such agreements include, among others, the following terms:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Carrier1 International does not have a compensation committee. The compensation of executive officers and other of our key employees is determined by the board. Stig Johansson, our President and Chief Executive Officer, is currently a member of the board and has participated in such determinations. See "Item 13. Certain Relationships and Related Transactions" for a description of transactions involving some members of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of the shares of Carrier1 International, as of March 20, 2001 by:

(1) each person known to Carrier1 International to own beneficially more than 5% of Carrier1 International's outstanding shares,

(2) each director of Carrier1 International,

(3) each executive officer of Carrier1 International listed in the Summary Compensation Table under "Management" above, and

(4) all executive officers and directors of Carrier1 International as a group.

    All information with respect to beneficial ownership has been furnished to us by the respective shareholders of Carrier1 International.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)                     NUMBER OF SHARES   PERCENTAGE OF SHARES
- ----------------------------------------                     ----------------   --------------------
Carrier One, LLC...........................................     28,272,087                65.96%
  c/o Providence Equity Partners Inc.
  901 Fleet Center
  50 Kennedy Plaza
  Providence, RI 02903
Providence Equity Partners L.P. (2)........................     28,272,088                65.96%
  901 Fleet Center
  50 Kennedy Plaza
  Providence, RI 02903
Jonathan M. Nelson (2).....................................     28,272,088                65.96%
Paul J. Salem (2)..........................................     28,272,088                65.96%

NAME OF EXECUTIVE OFFICER OR DIRECTOR
Stig Johansson (3).........................................        247,463                    *
Eugene A. Rizzo (3)........................................        247,463                    *
Terje Nordahl (3)..........................................        144,796                    *
Alex Schmid (3)............................................         21,692                    *
Kees van Ophem (3).........................................        247,463                    *
Glenn M. Creamer (2).......................................     28,272,088                65.96%
Jonathan E. Dick...........................................             --                   --
Mark A. Pelson.............................................             --                   --
Victor A. Pelson (4).......................................         12,000                    *
Thomas J. Wynne (4)........................................         12,000                    *
All directors and executive officers as a group (13
  persons).................................................     29,741,221                69.39%

- ------------------------

* Less than one percent.

(1) "Beneficial owner" refers to a person who has or shares the power to vote or direct the voting of a security or the power to dispose or direct the disposition of the security or who has the right to acquire beneficial ownership of a security within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Carrier One, LLC is the direct beneficial owner of 28,272,087 shares and Providence Equity Partners L.P. ("Providence L.P.") is the direct beneficial owner of one share. Providence L.P. is the majority Class A Unit holder of Carrier One, LLC, and by virtue of such status may be deemed to be the beneficial owner of the shares in which Carrier One, LLC has direct beneficial ownership. Providence Equity Partners L.L.C. ("PEP LLC") is the general partner of Providence L.P., and by virtue of such status may be deemed to be the beneficial owner of the shares in which Providence L.P. has direct or indirect beneficial ownership. Jonathan M. Nelson, Glenn M. Creamer and Paul J. Salem may be deemed to share voting and investment power with respect to the shares in which PEP LLC has direct or indirect beneficial ownership. Each of Jonathan M. Nelson, Glenn M. Creamer, Paul J. Salem, PEP LLC and Providence L.P. disclaims such deemed beneficial ownership. The address of Messrs. Nelson and Salem is c/o Providence Equity Partners Inc., 901 Fleet Center, 50 Kennedy Plaza, Providence, RI 02903.

(3) Includes 34,130 shares (38,130 in case of Mr. Nordahl and 1,692, in the case of Mr. Schmid) and an additional 213,333 shares (106,666, in the case of Mr. Nordahl and 20,000, in the case of Mr. Schmid) issuable to each such person upon exercise of options which are exercisable within 60 days).

(4) Consists of options exercisable within 60 days that Carrier1 International has issued to each of Thomas J. Wynne and Victor A. Pelson out of a total of 40,000 shares (20,000 shares each).

BENEFICIAL OWNERSHIP OF CARRIER ONE, LLC, THE MAJORITY SHAREHOLDER OF CARRIER1
  INTERNATIONAL

    The following table sets forth certain information regarding the beneficial ownership of Class A Units (the "Class A Units") of Carrier One, LLC, the majority shareholder of Carrier1 International, as of December 31, 2000 by:

(1) each director of Carrier1 International,

(2) each executive officer of Carrier1 International listed in the Summary Compensation Table under "Management" above,

(3) all directors and executive officers of Carrier1 International as a group as of December 31, 2000, and

(4) each person known to Carrier1 International to own beneficially more than 5% of Carrier One, LLC's Class A Units.

NAME OF DIRECTOR/EXECUTIVE OFFICER (1)                       NUMBER OF UNITS   PERCENTAGE OF UNITS (1)
- --------------------------------------                       ---------------   -----------------------
Stig Johansson.............................................              --                 --
Eugene A. Rizzo............................................              --                 --
Terje Nordahl..............................................              --                 --
Alex Schmid................................................              --                 --
Kees van Ophem.............................................              --                 --
Glenn M. Creamer (2).......................................      50,000,000              82.24%
Jonathan E. Dick...........................................              --                 --
Mark A. Pelson.............................................              --                 --
Victor A. Pelson...........................................         100,000                  *
Thomas J. Wynne (3)........................................         400,000                  *
All directors and executive officers as a group (13
  persons).................................................      50,500,000              83.06%

- ------------------------

* Less than one percent.

NAME AND ADDRESS OF BENEFICIAL OWNER                         NUMBER OF UNITS   PERCENTAGE OF UNITS (1)
- ------------------------------------                         ---------------   -----------------------
Providence Equity Partners, L.P. (2).......................      49,312,400              81.11%
  901 Fleet Center
  50 Kennedy Plaza
  Providence, RI 02903
Jonathan M. Nelson (2).....................................      50,000,000              82.24%
Paul J. Salem (2)..........................................      50,000,000              82.24%
Primus Capital Fund IV Limited Partnership (4).............       9,600,000              15.79%
  5900 Landerbrook Drive
  Suite 200
  Cleveland, OH 44124-4020

- ------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EQUITY INVESTMENTS

    As of December 31, 2000, shares of Carrier1 International were held by Carrier1's management and employees, Providence Equity Partners L.P. (which holds one share) and Carrier One, LLC. Messrs. Johansson, Bauer, Rizzo, van Ophem, Craven, Nordahl, Schmid and Versteeg are among the executive management that have subscribed and paid for outstanding shares.

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

    As of December 31, 2000, we have granted options pursuant to the 1999 option plan to acquire 2,538,068 shares at exercise prices ranging from $2.00 to $40.34 per share plus applicable capital duty (currently 1% of the subscription price payable to Carrier1 International by the subsidiary granting the applicable option).

2000 STOCK OPTION PLAN

    The board of Carrier1 International has adopted the 2000 share option plan, dated as of March 30, 2000, under which we and related companies of the consolidated Carrier1 group may grant to any employee or director options for shares of Carrier1 International or other equity securities issued by Carrier1 International. The number of shares issuable pursuant to the option plan is 2,832,878. The terms and conditions governing the plan are in all material respects the same as those for the 1999 option plan except that the exercise per share is set at five times the closing price for our American Depositary Shares as quoted on the Nasdaq National Market on the date of grant and that options granted under the plan vest in four equal instalments beginning on the first anniversary of the date of grant.

    As of December 31, 2000, we have granted options pursuant to the 2000 share option plan to acquire 2,805,378 shares at exercise prices ranging from $15 to $37.50 per share plus the applicable capital duty (currently 1% of the subscription price payable to Carrier1 International by the subsidiary granting the applicable option).

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

DATA CENTER FACILITIES WITH DIGIPLEX

    We are developing some of our data centers in major European markets through DigiPlex S.A., in which we hold an equity interest of approximately 15%. The data centers with DigiPlex in Frankfurt, Geneva, Oslo and Milan are leased on a 10 year term.

    We expect to connect each facility in which we become a strategic anchor tenant to our fiber optic network. As a strategic anchor tenant in these facilities, we will have favorable rents and rights to additional space, subject to some conditions, including that we not become an affiliate of a DigiPlex competitor. We can opt not to be a tenant in some planned locations and, if we wish to build data centers in additional locations, we have given DigiPlex the right of first refusal to construct them.

    We expect to compete with DigiPlex and another shareholder in DigiPlex in providing data center capabilities. The agreement permits us to do so, with some exceptions. Moreover, we will be entitled to retain the benefits of our strategic anchor tenant status unless we default or we cease to be a DigiPlex shareholder or we acquire or are acquired by a company that competes with DigiPlex.

    Our partners in DigiPlex include an investment vehicle for funds managed by Providence and Primus. Glenn Creamer, one of our directors, is a director of DigiPlex, and Terje Nordahl, our chief operating officer, is Carrier1's director on DigiPlex's board.

360NETWORKS FIBER BACKHAUL AGREEMENT

    In December 1999, we entered into an agreement with a subsidiary of 360networks inc. (formerly Worldwide Fiber Networks Inc.), a wholesale managed bandwidth services provider with substantial North American and transatlantic assets, under which we will provide bandwidth from the point of termination of its transatlantic capacity in London, to destinations across Europe. We expect to commence transmission pursuant to this agreement in March 2001 and, as one of their major providers of European backhaul capacity, expect to deliver a substantial amount of bandwidth over the 15 year term of the agreement. Under the agreement, 360networks inc. has the option to trade excess transatlantic capacity for four strands of fiber on our German network or a combination of two strands of fiber and a 10 Gbps wavelength once it has purchased a total of 100 STM-1s. A fund managed by Providence owns approximately 4.5% of the outstanding common stock of 360networks inc. Glenn Creamer, one of our directors, is also a director of 360networks inc.

SERVECAST.COM

    In November 2000, we made an equity investment of 3.4 million euros in Servecast.com Limited, a private limited company incorporated in Ireland. Funds managed by Providence Equity Partners L.P. are also shareholders and have nomination rights for board members of Servecast.com. We have also entered into a multi-country agreement with Servecast.com pursuant to which Carrier1 will provide Servecast.com data center facilities, IP and enhanced connectivity solutions.

OTHER TRANSACTIONS

    Carrier One, LLC previously had advanced a loan of $68,260, bearing interest at 12%, to Mr. van Ophem, evidenced by a promissory note dated June 30, 1998, to finance his original equity investment in Carrier One, LLC. The loan was paid in full in September 2000. Carrier1 International GmbH advanced a loan of $83,937, bearing interest at 9%, to Mr. van Ophem. This loan is secured by his shares and options, and proceeds from sales of such securities must be used to repay the loan. As of December 31, 2000, Mr. van Ophem owed $83,937 to Carrier1.

    During the years ended December 31, 2000 and December 31, 1999 and during the period ended December 31, 1998, we reimbursed Providence and Primus for expenses incurred in connection with our formation and the negotiation of certain agreements we entered into. Such reimbursements totaled $136,000, $96,000 and $339,000, respectively, and were expensed as selling, general and administrative expenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)Financial statements

    The following financial statement and schedules of the Company are included as Appendix A to this Report.

    I.  Consolidated Balance Sheets--December 31, 2000 and 1999.

    II. Consolidated Statements of Operations--Year ended December 31, 2000, Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

    III. Consolidated Statements of Shareholders' Equity (Deficit)--Year ended December 31, 2000, Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

    IV. Consolidated Statements of Cash Flows--Year ended December 31, 2000, Year ended December 31, 1999 and Period from February 20, 1998 (Date of Inception) to December 31, 1998.

    V.  Notes to Consolidated Financial Statements.

(2) Financial statement schedules

    Schedule II--Valuation and Qualifying Accounts (See Appendix A)

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or related notes and therefore has been omitted.

(3) Exhibits

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
3.1                     Articles of Incorporation of Carrier1 International S.A.
                        (filed as Exhibit 3.1 to the Registrant's Registration
                        Statement on Form S-1 (No. 333-44058) (the "Registrant's
                        Form S-1"))*

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
                        333-75195) (the "Registrant's Form S-4))*

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
4.2                     Form 13 1/4% Senior Dollar Note (included in Exhibit 4.1 to the Registrant's Form S-1)

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

4.9                     Credit Agreement, dated as of December 21, 1999, among
                        Carrier1 International S.A., certain of its subsidiaries as
                        Borrowers and certain of its subsidiaries as Guarantors, the
                        Lenders and Financial Institutions named therein, and Morgan
                        Stanley Senior Funding, Inc. and Citibank, N.A. as Lead
                        Arrangers and Morgan Stanley Senior Funding, Inc. as
                        Administrative Agent and Security Agent (filed as Exhibit
                        4.9 to the Registrant's Registration Statement on Form S-1
                        (No. 333-94541)).*

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

10.4                    Carrier1 International S.A. 1999 Share Option Plan (filed as
                        Exhibit 10.4 to the Registrant's Form S-4)*

10.5                    Master Option Agreement, dated as of December 30, 1998,
                        among Carrier1 International S.A., Carrier One LLC, Carrier1
                        International GmbH, Carrier1 B.V., Carrier1 France S.A.R.L.,
                        Carrier1 UK Limited and Carrier1 GmbH & Co. AG (filed as
                        Exhibit 10.5 to the Registrant's Form S-4)*

10.6                    Form of Option Agreement (filed as Exhibit 10.6 to the
                        Registrant's Form S-4)*

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
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

10.15                   Development Agreement, dated as of February 19, 1999 by and among ViCaMe Infrastructure Development GmbH, Viatel German
                        Asset GmbH, Carrier1 Fiber Network GmbH & Co. oHG,
                        Metromedia Fiber Network GmbH, Viatel, Inc. and Metromedia
                        Fiber Network, Inc. (filed as Exhibit 10.15 to the
                        Registrant's Form S-4)* ++

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

10.20                   Amended and Restated Shareholders Agreement, dated as of
                        January 13, 2000, among Carlyle Hubco International
                        Partners, L.P., iaxis B.V., Carrier1 International S.A.,
                        Providence Equity Hubco (Cayman) L.P., and Hubco S.A. (filed as Exhibit 10.1 to the Registrant's periodic report filed on
                        Form 8-K/A dated January 4, 2000 (the "Registrant's Form
                        8-K/A"))*++

10.21                   Strategic Anchor Tenant Agreement, dated November 23, 1999, between Carrier1 International S.A. and Hubco S.A., (filed as Exhibit 10.3 to the Registrant's Form
                        8-K/A)*++

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
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

10.23                   Amendment No. 1 to the Registration Rights Agreement, dated as of January 13, 2000, by and among Hubco S.A. and the
                        Persons listed on the signature pages thereto (filed as
                        Exhibit 10.4 to the Registrant's Revised Form 8-K/A)*

10.24                   Employment Agreement, dated as of November 24, 1999, between
                        Carrier1 International GmbH and Alex Schmid, with amendment thereto

21.1                    List of Subsidiaries of Carrier 1 International S.A.

23.1                    Consent of Deloitte & Touche Experta AG

24.1                    Power of Attorney for Glenn M. Creamer

24.2                    Power of Attorney for Jonathan E. Dick

24.3                    Power of Attorney for Mark A. Pelson

24.4                    Power of Attorney for Victor A. Pelson

24.5                    Power of Attorney for Thomas J. Wynne

- ------------------------

*   Incorporated by reference.

++ Previously filed under a request for confidential treatment.

(b) Reports on Form 8-K

    One report on Form 8-K, dated November 8, 2000, reporting matters under Item 5, Other Events.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CARRIER 1 INTERNATIONAL S.A.

                                                       By:  /s/ STIG JOHANSSON
                                                            -----------------------------------------
                                                            Name: Stig Johansson
                                                            Title:  CHIEF EXECUTIVE OFFICER AND
                                                            PRESIDENT
                                                            Date:  April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Director, Chief Executive
                 /s/ STIG JOHANSSON                      Officer and President
     -------------------------------------------         (Principal Executive         April 2, 2001
                   Stig Johansson                        Officer)

                                                       Chief Financial Officer
                /s/ JOACHIM W. BAUER                     (Principal Financial
     -------------------------------------------         Officer and Principal        April 2, 2001
                  Joachim W. Bauer                       Accounting Officer)

                          *
     -------------------------------------------       Director                       April 2, 2001
                  Glenn M. Creamer

                          *
     -------------------------------------------       Director                       April 2, 2001
                  Jonathan E. Dick

                          *
     -------------------------------------------       Director                       April 2, 2001
                   Mark A. Pelson

                          *
     -------------------------------------------       Director                       April 2, 2001
                  Victor A. Pelson

                          *
     -------------------------------------------       Director                       April 2, 2001
                   Thomas J. Wynne

*By:                   /s/ STIG JOHANSSON
             --------------------------------------
                        ATTORNEY-IN-FACT

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT................................     F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM FEBRUARY
  20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998:

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statement of Shareholders' Equity (Deficit)....     F-5

Consolidated Statements of Cash Flows.......................     F-6

Notes to Consolidated Financial Statements..................     F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CARRIER1 INTERNATIONAL S.A.

We have audited the accompanying consolidated balance sheets of Carrier1 International S.A. and subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carrier1 International S.A. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE EXPERTA AG

David Wilson                Aniko Smith

Zurich, Switzerland

March 31, 2001

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

            (In Thousands of U.S. Dollars, Except Share Information)

                                                                 2000        1999
                                                              ----------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  162,162   $ 28,504
  Restricted cash...........................................      24,429      5,512
  Restricted investments held in escrow (See Note 5)........      29,951     61,863
  Available-for-sale securities (See Note 5)................     198,186         --
  Accounts receivables, net of allowance for doubtful
    accounts of $5,659 and $840, respectively...............      77,625     26,795
  Unbilled receivables......................................      32,202     18,226
  Value-added tax refunds receivable........................      35,741     20,499
  Prepaid expenses and other current assets.................      19,334      9,873
                                                              ----------   --------
      Total current assets..................................     579,630    171,272
RESTRICTED INVESTMENTS HELD IN ESCROW (See Note 5)..........          --     28,314
PROPERTY AND EQUIPMENT--Net (See Notes 6, 8 and 9)..........     423,194    213,743
INVESTMENT IN RELATED PARTY (See Note 13)...................      27,750         10
INVESTMENTS--OTHER (See Note 7).............................       3,258      4,681
OTHER ASSETS................................................      20,429     19,635
                                                              ----------   --------
TOTAL ASSETS................................................  $1,054,261   $437,655
                                                              ==========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $   96,713   $ 46,338
  Accrued network costs.....................................       9,487     22,154
  Accrued refile costs......................................      34,705     18,234
  Accrued interest..........................................      11,915     12,984
  Other liabilities.........................................      19,823     17,020
  Deferred revenue..........................................      11,539         --
  Short-term debt (See Note 8)..............................       2,838     12,658
                                                              ----------   --------
      Total current liabilities.............................     187,020    129,388
DEFERRED REVENUE............................................     103,496      5,020
LONG-TERM DEBT (See Note 8)
  Senior notes..............................................     237,888    243,415
  Other long-term debt......................................         753     94,341
                                                              ----------   --------
      Total long-term debt..................................     238,641    337,756
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (See Note 9)

      Total liabilities.....................................     529,157    472,164

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $2 par value, 55,000,000 shares authorized,
  42,844,204 and 33,010,700 issued and outstanding,
  respectively..............................................      85,688     66,021
Additional paid-in capital..................................     666,205      2,524
Accumulated deficit.........................................    (219,666)  (107,734)
Accumulated other comprehensive (loss) income...............      (6,532)     4,688
Common stock held in treasury, 73,337 and 4,083,
  respectively (See Note 10)................................        (591)        (8)
                                                              ----------   --------
      Total shareholders' equity (deficit)..................     525,104    (34,509)
                                                              ----------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........  $1,054,261   $437,655
                                                              ==========   ========

                See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM

           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

          (In Thousands of U.S. Dollars, Except Per Share Information)

                                                                                        FEBRUARY 20,
                                                                                        1998 (DATE OF
                                                           YEAR ENDED     YEAR ENDED    INCEPTION) TO
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   -------------
REVENUES................................................    $ 261,551      $ 97,117       $  2,792
                                                            ---------      --------       --------
OPERATING EXPENSES:
  Cost of services (exclusive of items shown separately
  below)................................................      264,973       113,809         11,669
  Selling, general and administrative...................       39,596        18,369          8,977
  Depreciation and amortization.........................       33,445        13,849          1,409
                                                            ---------      --------       --------
      Total operating expenses..........................      338,014       146,027         22,055
                                                            ---------      --------       --------
LOSS FROM OPERATIONS....................................      (76,463)      (48,910)       (19,263)
                                                            ---------      --------       --------
OTHER INCOME (EXPENSE):
  Interest expense......................................      (31,711)      (29,475)           (11)
  Interest income.......................................       20,245         5,859             92
  Currency exchange loss, net...........................      (18,067)      (15,418)           (53)
  Other, net............................................       (2,147)         (555)            --
                                                            ---------      --------       --------
      Total other income (expense)......................      (31,680)      (39,589)            28
                                                            ---------      --------       --------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM...     (108,143)      (88,499)       (19,235)
INCOME TAX BENEFIT--Net of valuation allowance
  (See Note 12).........................................           --            --             --
                                                            ---------      --------       --------
LOSS BEFORE EXTRAORDINARY ITEM..........................     (108,143)      (88,499)       (19,235)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
  (See Note 8)..........................................       (3,789)           --             --
                                                            ---------      --------       --------
NET LOSS................................................    $(111,932)     $(88,499)      $(19,235)
                                                            =========      ========       ========
LOSS PER SHARE (See Note 4):
  Loss before extraordinary item:
    Basic and diluted...................................    $   (2.67)     $  (2.97)      $  (2.61)
                                                            =========      ========       ========
  Extraordinary loss on early extinguishment of debt:
    Basic and diluted...................................    $   (0.10)     $     --       $     --
                                                            =========      ========       ========
  Net loss:
    Basic and diluted...................................    $   (2.77)     $  (2.97)      $  (2.61)
                                                            =========      ========       ========

                See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

             YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM

           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

                                                                            ACCUMULATED      COMMON
                                                ADDITIONAL                     OTHER       STOCK HELD
                                      COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE       IN
                                      STOCK      CAPITAL       DEFICIT     INCOME (LOSS)    TREASURY      TOTAL
                                     --------   ----------   -----------   -------------   ----------   ---------
Issuance of shares (18,885,207
  shares)..........................  $37,770                                                            $  37,770
Comprehensive loss:
  Net loss.........................                           $ (19,235)                                  (19,235)
  Other comprehensive income:
    Currency translation
      adjustments..................                                           $    654                        654
                                                                                                        ---------
  Total comprehensive loss.........                                                                       (18,581)
                                     -------     --------     ---------       --------        -----     ---------
BALANCE--December 31, 1998.........   37,770           --       (19,235)           654           --        19,189
Issuance of shares (14,125,493
  shares)..........................   28,251     $    220                                                  28,471
Issuance of warrants (See
  Note 8)..........................                 2,304                                                   2,304
Repurchase of shares (4,083 shares)
  (See Note 10)....................                                                           $  (8)           (8)
Comprehensive loss:
  Net loss.........................                             (88,499)                                  (88,499)
  Other comprehensive income:
    Currency translation
      adjustments..................                                              4,034                      4,034
                                                                                                        ---------
  Total comprehensive loss.........                                                                       (84,465)
                                     -------     --------     ---------       --------        -----     ---------
BALANCE--December 31, 1999.........   66,021        2,524      (107,734)         4,688           (8)      (34,509)
Issuance of shares (9,833,504
  shares)..........................   19,667      663,681                                                 683,348
Repurchase of shares (69,254
  shares) (See Note 10)............                                                            (583)         (583)

Comprehensive loss:
  Net loss.........................                            (111,932)                                 (111,932)
  Other comprehensive income
    (loss):
    Currency translation
      adjustments..................                                            (12,225)                   (12,225)
    Net unrealized gain from
      available for sale
      securities...................                                              1,005                      1,005
                                                                                                        ---------
  Total comprehensive loss.........                                                                      (123,152)
                                     -------     --------     ---------       --------        -----     ---------
BALANCE--December 31, 2000.........  $85,688     $666,205     $(219,666)      $ (6,532)       $(591)    $ 525,104
                                     =======     ========     =========       ========        =====     =========

                See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM
           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
                         (In Thousands of U.S. Dollars)

                                                                                             FEBRUARY 20, 1998
                                                               YEAR ENDED     YEAR ENDED    (DATE OF INCEPTION)
                                                              DECEMBER 31,   DECEMBER 31,     TO DECEMBER 31,
                                                                  2000           1999              1998
                                                              ------------   ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(111,932)     $ (88,499)          $(19,235)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Loss on disposal of property and equipment..............       2,123            464                 --
    Gain on sale of property and equipment..................      (4,751)            --                 --
    Depreciation and amortization...........................      33,445         13,849              1,409
    Amortization of financing costs.........................       1,903            987                 --
    Extraordinary loss on early extinguishment of debt......       3,789             --                 --
    Bad debt expense........................................       4,772            870                 --
    Changes in operating assets and liabilities:
      Restricted cash.......................................      (5,079)        (3,994)            (1,518)
      Accounts, unbilled and value-added tax refunds
        receivables.........................................     (86,318)       (62,511)            (5,838)
      Prepaid expenses and other current assets.............      (7,877)        (6,266)            (3,165)
      Other assets..........................................      (5,893)        (5,626)              (898)
      Accounts payable and accrued liabilities..............      50,545         67,811             14,804
      Deferred revenue, current.............................      10,672             --                 --
      Deferred revenue, non current.........................      86,343          5,020                 --
                                                               ---------      ---------           --------
          Net cash used in operating activities.............     (28,258)       (77,895)           (14,441)
                                                               ---------      ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (221,308)      (160,949)           (15,191)
  Investment in available for sale securities...............    (197,181)            --                 --
  Purchases of restricted investments held in escrow........          --       (145,817)                --
  Sales of property and equipment...........................       8,779             --                 --
  Receipts from maturity of restricted investments held in
    escrow..................................................      58,707         53,071                 --
  Increase in long-term investments.........................     (30,798)           (16)            (4,675)
                                                               ---------      ---------           --------
          Net cash used in investing activities.............    (381,801)      (253,711)           (19,866)
                                                               ---------      ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................      29,726
  Proceeds from issuance of long-term debt..................      10,304        339,185                 --
  Proceeds from issuance of common stock and warrants.......     683,348         30,775             37,770
  Proceeds from subscription of stock.......................          --            465                 --
  Cash paid for financing costs.............................    (104,320)       (15,191)                --
  Payments on short-term debt...............................     (38,397)            --                 --
  Payments on long-term debt................................          --         (1,776)                --
  Purchase of treasury stock................................        (583)            (8)                --
  Restricted cash related to financing activities...........     (13,838)            --                 --
                                                               ---------      ---------           --------
          Net cash provided by financing activities.........     566,240        353,450             37,770
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (22,523)         2,476                721
                                                               ---------      ---------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     133,658         24,320              4,184
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................      28,504          4,184                 --
                                                               ---------      ---------           --------
  End of period.............................................   $ 162,162      $  28,504           $  4,184
                                                               =========      =========           ========

                  See notes to consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM

           FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest in 2000, 1999 and 1998 was $35,953, $16,491 and $0, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

    At December 31, 2000, 1999 and 1998, equipment purchases of approximately $59,721, $39,720 and $17,315, respectively, and other assets of $1,669 at December 31, 2000 and $0 at December 31, 1999 and 1998, are included in accounts payable and accrued network costs.

    During 2000, Carrier1 acquired property and equipment of $13,000 in exchange for an indefeasible right of use which increased deferred revenue by a similar amount.

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

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

1. NATURE OF OPERATIONS

    Carrier1 International S.A., its subsidiaries in Europe and its subsidiary in the United States (collectively "Carrier1"), operate in the telecommunications industry offering voice, data services. Carrier1 offers these services primarily to other telecommunications service providers. Carrier1 International S.A. ("SA") is a societe anonyme organized under the laws of the Grand Duchy of Luxembourg and has adopted a fiscal year end of December 31.

2. ORGANIZATION

    In February 1998, the investors of Carrier1 purchased a shelf company registered in the United Kingdom which was ultimately renamed Carrier1 UK Limited ("UK"). Subsequently, UK formed subsidiaries in Switzerland, Germany, the United States and the United Kingdom. In August 1998, SA was formed. Subsequently, SA formed subsidiaries in France, the Netherlands, Germany, Austria and Luxembourg. Both UK and SA were 99.995% owned by Carrier One, LLC ("LLC"), a Delaware limited liability company. In December 1998, LLC reorganized the ownership structure of all of its subsidiaries. SA, in exchange for all of the outstanding shares of UK, issued 15,365,207 shares of common stock to LLC.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for such items as revenue, long-term customer contracts, allowances for uncollectible receivables, cost of services, depreciation and amortization, and taxes.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Carrier1 are prepared in accordance with U.S. GAAP. The consolidated financial statements include all companies in which Carrier1, directly or indirectly, has more than 50% of the voting rights or over which it exercises control. All material intercompany balances and transactions have been eliminated.

    Joint ventures and those companies over which Carrier1 is able to exercise significant influence, generally defined as having between 20% and 50% of the voting rights but over which it does not

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exercise control, are accounted for using the equity method. Investments in which less than 20% of the voting rights are obtained are accounted for using the cost method.

RECLASSIFICATIONS

    Certain reclassifications have been made to conform prior years' balances to the current year's presentation. These reclassifications had no effect on reported earnings.

FOREIGN CURRENCY TRANSLATION

    As of and for the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, the U.S. dollar was Carrier1's functional and reporting currency. The financial statements of Carrier1's non-U.S. subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of functional currencies into the reporting currency are reflected as an increase or decrease in accumulated other comprehensive income, a separate component of shareholders' equity (deficit).

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the respective functional currency are included in results of operations as incurred.

    During the third quarter of 2000, Carrier1 determined that the functional currency of the Luxembourg holding company, SA, had clearly changed from the U.S. dollar to the Euro due to significant changes in economic facts and circumstances underlying the Carrier1's business. The functional currencies of Carrier1's subsidiaries have not changed and, in all instances, are the respective local currencies.

    Carrier1 applied this change as of the beginning of the third quarter, on a prospective basis. As a result of the change, transactions entered into by SA that are denominated in currencies other than the Euro are now translated into Euros in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation."

    The net effect of this change in functional currency for the six months ended December 31, 2000 was to increase the net currency exchange loss and the net loss reported in the statement of operations for the year ended
December 31, 2000 by approximately $789 and to reduce the negative currency translation adjustment component of other comprehensive income (loss) reported in the consolidated statements of changes in shareholders' equity (deficit) for the year ended December 31, 2000 by approximately $789. Also as a result of the change, both basic and diluted loss per share for the year ended December 31, 2000 were increased by $0.02.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE

    Voice and certain Data Services:

    Carrier1 recognizes revenue on telecommunication services, generally measured in terms of traffic minutes processed or transmission capacity provided to customers, in the period that the service is provided. Revenue is presented net of discounts.

    Bandwidth and Infrastructure Sales:

    Revenue attributable to leases of constructed but unlit fiber (dark fiber) pursuant to indefeasible rights-of-use ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the fiber by the customer. An IRU that does not meet the criteria for a sales-type lease is accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU.

    Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS
No. 66" ("FIN 43"). Under FIN 43, certain sale and long-term right-of-use agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Dark fiber is considered integral equipment and, accordingly, a lease must include a provision for title to transfer to the lessee in order for the lease transaction to be accounted for as a sales-type lease. Failure to satisfy the requirements of the FASB Interpretation results in the deferral of revenue recognition for these agreements over the term of the agreement.

    The adoption of FIN 43 did not have an impact on Carrier1's balance sheet, income statement or statement of cash flows. Prior to the adoption of FIN 43, Carrier1 recognized revenue of approximately $3.2 million and cost of services of approximately $1.9 million from one bandwidth IRU contract that was treated as a sales-type lease. Carrier1 currently recognizes these IRUs of dark fiber as operating leases with the exception of one contract, which was treated as a sales-type lease agreement.

    Carrier1 is obligated under the dark fiber IRUs to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. Carrier1 recognizes this revenue monthly as services are provided.

    Accounting practice and guidance with respect to the treatment of dark fiber sales and IRU agreements continue to evolve. Any changes in the accounting treatment could effect the way Carrier1 accounts for revenue and expenses associated with these transactions in the future.

    Cost of services includes voice refile costs, leased capacity, right-of-way costs, access charges, interconnection fees and other costs directly attributable to the network. Depreciation of network assets is included in the income statement in the depreciation and amortization line item.

    Some of Carrier1's sales contracts are considered multiple-element arrangements under U.S. GAAP. Revenue is allocated to the elements of each contract based on the fair values of the elements. The fair values of the elements are based on verifiable and objectively determinable evidence.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOSS PER SHARE

    Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed by including the warrants, stock options and stock subscriptions considered to be dilutive common stock equivalents, unless deemed anti-dilutive.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist primarily of interest bearing certificates of deposit of highly-rated European banks. Carrier1 considers all highly-liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

RESTRICTED CASH

    At December 31, 2000 and 1999, $24,429 and $5,512, respectively, of cash was pledged as collateral on outstanding lines and letters of credit and guarantees to telecommunication companies that provide refile services to Carrier1.

RESTRICTED INVESTMENTS HELD IN ESCROW AND AVAILABLE-FOR-SALE SECURITIES

    Carrier1 has classified its investments as available-for-sale-securities or held-to-maturity securities. The held-to-maturity securities are reported at amortized cost and the available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (deficit) net of the effect of income taxes until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results. Carrier1 held no securities classified as trading at December 31, 2000 and 1999.

    Restricted investments held in escrow in connection with the terms of a long-term debt agreement (see Note 8) are classified as held-to-maturity as Carrier1 has the positive intent and ability to hold the securities to maturity.

CONCENTRATIONS OF CREDIT RISK

    Carrier1 sells its products primarily to telecommunication companies in 13 countries of which Germany and the United Kingdom represent the two largest markets, generally without requiring any collateral. In 2000, no single customer accounted for a significant amount of Carrier1's sales, and there were no significant accounts receivable from a single customer. Carrier1 reviews a customer's credit history, through internal and external analyses, before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Specifically, the current trend in the telecommunication industry has caused increased credit risk due to liquidity problems within the industry.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Cost includes the charges received from the equipment and software suppliers for turnkey installation, customization and network set-up costs. Depreciation is recorded commencing with the first full month that the assets are in service. The straight-line depreciation method is applied using the assets' estimated useful lives as follows:


Owned fiber network..........................  20 years
Switching equipment, routers and network       5 years
  management equipment including related
  software...................................
Computer and data center equipment...........  3 years
Furniture and fixtures.......................  5 years
Leasehold improvements.......................  Lesser of lease term or estimated useful life

    Indefeasible right-of-use investments ("IRUs"), which are treated as capital leases, are amortized over their estimated useful lives, not to exceed 15 years even in those cases where the right of use has been acquired for a longer period of time because management believes that, due to anticipated advances in technology, Carrier1's IRUs are not likely to be productive assets beyond
15 years. Maintenance, repairs, and reengineering costs are charged to expense as incurred. When property and equipment is sold in the ordinary course of business, cost and accumulated depreciation are eliminated from the accounts, and revenue and cost of sales are recorded. When equipment is otherwise sold or disposed, gains or losses are recorded in other income (expense).

CAPITALIZED INTEREST

    Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2000, 1999 and 1998, $4,507, $1,491 and $0 of interest cost was capitalized, respectively.

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

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER ASSETS

    At December 31, 2000 and 1999, other assets included deferred financing costs of $8,749 and $14,204, respectively (net of accumulated amortization of $1,886 and $987, respectively), incurred in connection with the issuance of the senior notes, the Nortel financing facility, and the interim credit facility. In March 2000, the Nortel and interim credit facilities were repaid, resulting in a write-off of $1,635 and $2,154 of deferred financing costs, respectively (see
Note 8). Amortization of deferred financing costs is recognized as interest expense. Also included in other assets are licenses of $2,813 and $3,554, respectively (net of accumulated amortization of $408 and $40, respectively).

NONMONETARY EXCHANGES

    Carrier1 accounts for swaps of IRUs for fiber and fiber wavelength capacity as nonmonetary exchanges. These swaps are accounted for based on the fair value of the assets or services exchanged where the swap is considered the culmination of the earnings process, since the assets or services exchanged are not considered to be similar.

PENSION PLANS

    Carrier1 maintains various plans for providing employee pension benefits, which conform to laws and practices in the countries concerned. Retirement benefit plans are generally funded by contributions by both the employees and the companies. Independent entities operate the retirement benefit schemes. Where this is not the case, appropriate liabilities are recorded in the financial statements. Currently, all of Carrier1's significant pension plans are defined contribution plans.

TAXES

    Taxes are provided based on reported income and include taxes on capital as well as non-recoverable tax withheld on dividends, management fees and royalties received or paid. Such taxes are calculated in accordance with the tax regulations in effect in each country. Carrier1 provides for deferred taxes using the comprehensive liability method. Provision is made in respect of all temporary differences arising between the tax values of assets and liabilities and their values in the consolidated financial statements. Valuation allowances are established against deferred tax assets to the extent that it is more likely than not that these assets will not be realized. Deferred tax balances are adjusted for subsequent changes in tax rates or for new taxes imposed. Deferred tax liabilities are included under provisions.

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

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 2000 and 1999, the carrying amounts of Carrier1's financial instruments approximate their fair value, except for notes payable and certain other long-term debt. The fair values of the dollar and euro notes payable were determined using quoted market prices. Fair value for the seller financing for the German Network was estimated using discounted cash flows analyses based on Carrier1's estimated borrowing rate at December 31, 1999. Based on these methods, fair values of these financial instruments are as follows:

                                                              BOOK VALUE   FAIR VALUE
                                                              ----------   ----------
DECEMBER 31, 2000
Notes payable:
  Dollar....................................................   $160,000     $111,200
  Euro......................................................     79,842       55,490

DECEMBER 31, 1999
Senior Notes payable:
  Dollar....................................................   $160,000     $160,800
  Euro......................................................     85,541       90,887
Other long-term debt:
  Seller financing..........................................   $ 15,746     $ 14,296

TREASURY STOCK

    Carrier1's repurchases of shares of common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity (deficit). When treasury shares are reissued, Carrier1 uses a first-in, first-out method and any difference between the repurchase cost and the reissuance price is treated as additional paid-in capital. For retirements of treasury shares, the excess of purchase price over par or stated value is recorded as a reduction of the amount in treasury stock and in additional paid-in capital. There were no reissuances or retirements of treasury shares in 2000 or 1999. As of December 31, 2000, the acquisition of treasury stock has been a result of employees' departures from Carrier1.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. Carrier1 has determined that there are no significant derivative instruments or any embedded derivative instruments that require bifurcation. Thus, management has determined that the provisions

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended will not have a material effect on Carrier1.

4. LOSS PER SHARE

    The following details the loss per share calculations for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998:

                                                                                        PERIOD FROM
                                                                                     FEBRUARY 20, 1998
                                                       YEAR ENDED     YEAR ENDED    (DATE OF INCEPTION)
                                                      DECEMBER 31,   DECEMBER 31,     TO DECEMBER 31,
                                                          2000           1999              1998
                                                      ------------   ------------   -------------------
Loss before extraordinary item......................   $ (108,143)    $  (88,499)        $ (19,235)
                                                       ==========     ==========         =========
Extraordinary loss on early extinguishment of
  debt..............................................   $   (3,789)    $       --         $      --
                                                       ==========     ==========         =========
Net loss............................................   $ (111,932)    $  (88,499)        $ (19,235)
                                                       ==========     ==========         =========
Total number of shares used to compute basic and
  diluted loss per share............................   40,455,000     29,752,000         7,367,000
                                                       ==========     ==========         =========

LOSS PER SHARE:
Loss before extraordinary item:
  Basic and diluted.................................   $    (2.67)    $    (2.97)        $   (2.61)
                                                       ==========     ==========         =========
Extraordinary loss:
  Basic and diluted.................................   $    (0.10)    $       --         $      --
                                                       ==========     ==========         =========
Net loss:
  Basic and diluted.................................   $    (2.77)    $    (2.97)        $   (2.61)
                                                       ==========     ==========         =========

    Potential dilutive securities have been excluded from the computation for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 as their effect is anti-dilutive. Had Carrier1 been in a net income position for the years ended December 31, 2000 or 1999 or the period from February 20, 1998 (date of inception) to December 31, 1998, the number of weighted-average shares used to compute diluted earnings per share would have included an additional 2,383,072, 4,288,000 and 2,822,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions (determined using the treasury stock method at the estimated average market value).

5. INVESTMENTS

    At December 31, 2000 and 1999, restricted investments held in escrow are classfied as held-to-maturity and had an aggregate amortized cost of $29,951 and $90,177, respectively. As of December 31, 2000, the carrying amount of these investments approximates their estimated fair value

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

5. INVESTMENTS (CONTINUED)
due to their short-term nature. As of December 31, 1999 gross unrealized holding gains totaled $1,561 and the estimated fair value was $91,738. There were no sales of held-to-maturity securities during 2000 or 1999. At December 31, 2000, Carrier1's restricted investments held in escrow had remaining contractual maturities of less than one year.

    At December 31, 2000, Carrier1's available-for-sale securities consisted of euro-denominated corporate bonds with a cost of $197,181, gross unrealized holding gains of $1,005, and a fair value of $198,186 and were classified as current. At December 31, 1999, Carrier1 did not hold any investments classified as available-for-sale. There were no sales of available-for-sale securities during 2000 or 1999.

    The fair value of Carrier1's available-for-sale securities, by contractual maturity, at December 31, 2000 is as follows:

Less than 1 year............................................   $ 56,475
1 to 2 years................................................    113,240
2 to 3 years................................................     28,471
                                                               --------
                                                               $198,186
                                                               ========

6. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                                2000       1999
                                                              --------   --------
Network equipment...........................................  $168,597   $ 81,220
Owned fiber network.........................................   124,682         --
Indefeasible right-of-use investments.......................    98,201     49,099
Leasehold improvements......................................    25,694     10,333
Furniture, fixtures and office equipment....................    16,534      8,652
Construction in progress....................................    36,682     78,549
                                                              --------   --------
                                                               470,390    227,853
Less: accumulated depreciation and amortization.............   (47,196)   (14,110)
                                                              --------   --------
  Property and equipment, net...............................  $423,194   $213,743
                                                              ========   ========

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

7. INVESTMENTS--OTHER

    In February 1999, Carrier1 entered into a joint investment with Viatel, Inc. and Metromedia Fiber Network Inc. to form a non-public company (the "Developer") to jointly build a national fiber optic telecommunications network in Germany. Viatel, Inc. has a 50% interest in the investment, while Metromedia Fiber Network, Inc. and Carrier1 each have a 25% interest in the joint investment. Carrier1 accounts for this investment under the equity method of accounting. Upon completion of construction, the Developer will continue to provide management services to the investors and Carrier1 will own its own separate German broadband network, including, to the extent possible, its own divisible and transferable rights in all permits, easements, rights of way and other third party approvals. In connection with the terms of this agreement, Carrier1 contributed $4,050 for incremental costs and their pro rata share of $2,500 for pre-development costs, during the fourth quarter of 1998. Upon signing a definitive agreement, Carrier1 provided an irrevocable standby letter of credit in the amount of $64,800 as security for the construction costs of the network, which, in addition to the deposit payment made, covers Carrier1's portion of the estimated construction costs. At December 31, 2000, Carrier1 estimates its remaining share of the development costs to be approximately $33,784.

    In the event the agreement is terminated, each party (other than the defaulting party) is entitled to maintain its ownership interest in any intellectual property rights, technology, plans, permits and approvals (to the extent such permits and approvals are issued in the name of such party) and other intangible property, as well as in any actual construction completed and materials ordered.

    In February 2000, Carrier1 provided a E20 million (currently $18,786) letter of credit to the joint investment to fund Carrier1's share of additional project costs for the German Network. The letter of credit is fully collateralized by restricted cash.

    During 2000, Carrier1 entered into a commercial agreement with Servecast.com Limited ("Servecast") to provide network distribution services. In addition, Carrier1 made a E3.5 million (currently $3,253) investment in Servecast.

8. DEBT

LONG-TERM DEBT

    On February 19, 1999, Carrier1 issued $160,000 and E85 million (currently $79,842) of 13 1/4% senior notes (the "Notes") with detachable warrants with a scheduled maturity of February 15, 2009. Each dollar warrant is initially exercisable to purchase 6.71013 shares of common stock and each euro warrant is initially exercisable to purchase 7.53614 shares of common stock, resulting in an aggregate number of 1,714,193 shares to be issued under such warrants. Holders will be able to exercise the warrants at a per share price equal to the greater of $2.00 per share and the minimum par value required by Luxembourg law (currently 50 Luxembourg francs), subject to adjustment.

    Carrier1 has the right to redeem any of the Notes beginning on February 15, 2004. The initial redemption price is 106.625% of their principal amount, plus accrued interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued interest, beginning on February 15, 2007. In addition, before February 15, 2002, Carrier1 may redeem up to

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

8. DEBT (CONTINUED)
35% of the aggregate amount of either series of Notes with the proceeds of sales of its capital stock at 113.25% of their principal amount. Carrier1 may make such redemption only if after any such redemption, an amount equal to at least 65% of the aggregate principal amount of such Notes originally issued remains outstanding.

    The Notes contain covenants that restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

    As required by the terms of the Notes, in 1999, Carrier1 used approximately $49,154 of the net proceeds to purchase a portfolio of U.S. government securities and approximately E26.9 million ($29,797) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of Notes to collateralize and fund the first five interest payments.

    Other long-term debt as of December 31, 2000 and 1999 consists of the following:

                                                                2000       1999
                                                              --------   --------
Seller financing............................................    $ --     $90,749
Network fiber capital lease.................................     753       3,592
                                                                ----     -------
                                                                $753     $94,341
                                                                ====     =======

    On June 25, 1999, Carrier1 entered into a financing facility with Nortel Networks Inc. ("Nortel"), a major equipment supplier. The Nortel facility allowed Carrier1 to borrow money to purchase network equipment from Nortel and, in limited amounts, other suppliers. Under this facility, Carrier1 was able to borrow up to $75,000 or the actual amount paid or payable by Carrier1 for network equipment supplied prior to December 31, 1999, whichever was less. Advances under this facility bore interest at a floating rate tied to LIBOR, and interest payments were payable periodically from the date of the relevant advance. Advances were to be repaid in equal installments beginning on March 31, 2001. At December 31, 1999, Carrier1 had borrowed approximately $75,000 under this facility with the borrowings bearing interest at a weighted average rate of 11.04% per annum. In March 2000, Carrier1 repaid the outstanding balance of the facility, approximately $77,206 including accrued interest as part of an initial public offering. This debt retirement resulted in an after-tax extraordinary loss of $1,635 or $0.04 per share.

    At December 31, 1999, Carrier1 had $15,749 of other long-term indebtedness attributable to seller financing of fiber optic cable for Carrier1's German network. Pursuant to the terms of the financing agreement, the seller was to provide financing for the entire amount of the purchase with the contract value to be repaid over three years in equal installments beginning on December 31, 2001 together with interest, or was to allow Carrier1 to make payment in full by December 31, 2000 without interest. During 2000, an additional $10,304 of indebtedness was incurred related to this facility. This outstanding balance of $26,053 was repaid during the third quarter of 2000.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

8. DEBT (CONTINUED)
    Approximately $753 of other long-term indebtedness at December 31, 2000 is attributable to a lease of capacity Carrier1 entered into on April 1, 1999. The lease requires Carrier1 to make monthly payments of $274, including operating and maintenance costs, for 36 months, after which Carrier1 will obtain a 15-year IRU in the fiber underlying the lease. Carrier1 will be required to pay an annual operating and maintenance fee for the term of the IRU. Minimum lease payments under this arrangement are due as follows:


FISCAL YEAR ENDING DECEMBER 31:
2001........................................................  $ 3,038
2002........................................................      759
Amounts representing interest...............................     (206)
                                                              -------
                                                                3,591
Less current portion of capital lease obligation............   (2,838)
                                                              -------
                                                              $   753
                                                              =======

SHORT-TERM DEBT

    At December 31, 2000 and 1999, short-term debt consists of the following:

                                                                2000       1999
                                                              --------   --------
Interim credit facility.....................................   $   --    $10,081
Current portion of capital lease obligation.................    2,838      2,577
                                                               ------    -------
                                                               $2,838    $12,658
                                                               ======    =======

    On December 21, 1999, Carrier1 entered into an interim credit facility arrangement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. as lead arrangers. The facility allowed Carrier1 to draw up to a maximum amount of $200,000, or its equivalent in euros, for purposes of refinancing the $75,000 Nortel facility, financing acquisition and installation of telecommunications equipment and other general corporate purposes. The facility was available until November 20, 2000 and had a scheduled maturity of December 20, 2000. Advances were to bear interest at LIBOR plus a margin as determined by reference to factors including value of security delivered by Carrier1 and any default in payment. At December 31, 1999, the interest rate was 6.72%. Interest payments were payable periodically from the date of the relevant advance and at maturity. During the first quarter of 2000, Carrier1 incurred additional indebtedness of E30 million (approximately $29,726) related to this facility. In March 2000, Carrier1 repaid the outstanding balance of the facility as part of an initial public offering, paying approximately $38,974 including accrued interest. This debt retirement resulted in an after-tax extraordinary loss of $2,154 or $0.06 per share.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

9. COMMITMENTS AND CONTINGENCIES

LEASES

    Lessee:

    Carrier1 leases certain network capacity, office space, equipment, vehicles and operating facilities under noncancelable operating leases. Certain leases contain renewal options and many leases for office space and network capacity require Carrier1 to pay additional amounts for operating and maintenance costs. As of December 31, 2000, future minimum lease payments under operating leases with remaining terms in excess of one year are as follows:


FISCAL YEAR ENDING DECEMBER 31:
2001........................................................  $ 19,546
2002........................................................    16,440
2003........................................................    15,198
2004........................................................    12,957
2005........................................................    10,360
Thereafter..................................................    52,208
                                                              --------
Total minimum lease payments................................  $126,709
                                                              ========

    Total rental expense under operating leases was $35,745, $24,712 and $5,171, respectively, during the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998.

    Lessor:

    Future minimum rental receipts from noncancelable operating leases, including IRUs and bandwidth contracts, are as follows:


FISCAL YEAR ENDING DECEMBER 31:
2001........................................................  $ 14,105
2002........................................................    19,142
2003........................................................     6,927
2004........................................................     7,156
2005........................................................     6,522
Thereafter..................................................    63,259
                                                              --------
Total minimum receipts......................................  $117,111
                                                              ========

PURCHASE AND SUPPLY COMMITMENTS

    During the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 entered into an agreement to purchase a Multiple Investment Unit ("MIU") that gives Carrier1 rights to a portion of a Trans-Atlantic cable scheduled for completion in May 2001. As of December 31, 2000,

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Carrier1 estimates its remaining share of development and construction costs to be approximately $4,143. Carrier1 has also entered into various contracts with vendors to provide network set-up and maintenance services.

    On August 17, 1999, Carrier1 signed a contract to swap dark fiber on Carrier1's German Network for dark fiber covering substantially all of the major cities in France. Subsequently, an amendment to the contract decreased the number of strands to two, which Carrier1 made available during 2000. The French fiber infrastructure will become available in phases throughout 2000 and 2001. Each party will provide certain network maintenance services for the other party in their respective countries.

    On April 1, 2000, Carrier1 signed a contract under which Nortel will provide first line maintenance, technical support and spares management service for 3 years for a total cost of $8,600.

    Carrier1 obtained an extensive UK network as part of an agreement with 360networks, Inc. (formerly Worldwide Fiber, Inc.) (``360networks"), a related party, that was announced during the second quarter of 2000. In this agreement, Carrier1 has agreed to purchase approximately $85,000 of infrastructure and bandwidth capacity from 360networks and 360networks in turn has agreed to purchase approximately $150,000 of infrastructure and bandwidth capacity from Carrier1. As a part of this agreement, 360networks will provide Carrier1 with Trans-Atlantic and North American capacity, as well as dark fiber on its diversely-routed 1,150-kilometer UK network.

    On November 17, 2000, Carrier1 signed a contract to acquire duct space between certain German cities under a 18-year IRU for a total estimated cost of E10.7 million (currently $10,051). Additionally, the agreement provides for the right to use an undefined number of system equipment rooms. Carrier1 will compensate the owner for maintenance and support services. Carrier1 expects to receive the ducts during the first half of 2001.

    On December 8, 2000, Carrier1 entered into a binding letter of intent to exchange various capacities and ducts with a French company. Carrier1 will provide two ducts on its Milan Metro Ring for total consideration of E6.0 million ($5,636). Carrier1 expects to deliver the ducts in phases through November 2001. Carrier1 will receive a 23-year IRU for a duct on three segments in France for total consideration of E11.5 million ($10,802) and a 15-year IRU for one fiber pair between Italy and Switzerland for total consideration of E1.5 million ($1,409). The contract also provides for annual payments for annual right-of-way and maintenance by Carrier1. In addition, the agreement grants Carrier1 several capacities on short-term leases.

    In the ordinary course of business, Carrier1 enters into purchase commitments for property and equipment. As of December 31, 2000 outstanding purchase commitments totaled $35,332.

10. SHAREHOLDERS' EQUITY

    During 2000, Carrier1 repurchased 69,254 shares of its own stock at an aggregate cost of $583, while in 1999, Carrier1 repurchased 4,083 shares of its own stock at an aggregate cost of $8.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

10. SHAREHOLDERS' EQUITY (CONTINUED)
    On March 1, 2000, Carrier1 completed its initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of E87 per share (approximately $87.42 per share). Carrier1 received proceeds of approximately $681,606, net of underwriting discounts and commissions, listing fees, and offering-related expenses. Carrier1's shares are quoted and traded in the Federal Republic of Germany on the Neuer Markt segment of the Frankfurt Stock Exchange. In the United States of America, Carrier1's shares are traded in the form of American Depository Shares ("ADS's"). Each ADS represents the right to receive 0.2 shares of common stock. The ADS's are quoted and traded on the NASDAQ National Market.

11. INCENTIVE COMPENSATION PLANS

    In February 1998, the employee stock option plan (the "1998 Option Plan") was adopted. This plan provides for the issuance of options to purchase Class A or Class B shares of LLC based on certain criteria as defined in the plan document. The aggregate number of options to be issued under the 1998 Option Plan is the lesser of 4,444,444 options or 11.1% of the number of shares purchased by the current owners of LLC. The per-share exercise price for the options may not be less than $1 per share. Options vest over a period of five years and expire if not exercised within 10 years of the grant. In connection with the creation of the 1998 Option Plan, employees were required to agree to reduce the percentage of the bonus to which they are eligible under Carrier1's cash bonus plan (the "Cash Bonus Plan").

    In connection with the recapitalization of Carrier1 during December 1998, Carrier1 canceled the 1998 Option Plan and replaced it with the new 1999 Share Option Plan (the "1999 Option Plan"), under which SA and related companies of the consolidated Carrier1 group (the "Related Corporations") may grant to any employee of Carrier1 or Related Corporations options in equity securities (the "Options") issued by Carrier1. This effectively reduced the number of outstanding shares of Carrier1 by half and, therefore, reduced the number of options under the 1998 Share Option Plan by half and increased the per share exercise price value to $2 per share.

    The 1999 Option Plan is administered by the Board of Directors (the "Board") and may be administered by a committee appointed by the Board, and authorizes the Board or such committee to issue Options in such forms and on such terms as determined by the Board or such committee. The Board or such committee may determine the number of Options to grant, provided that the number of shares of Carrier1 issued pursuant to the 1999 Option Plan is no greater than the lesser of (a) 2,222,222 shares and (b) the number of shares representing 11.1% of the shares held by purchasers purchasing shares pursuant to a securities purchase agreement dated as of March 1, 1999. The per-share exercise price for the Options may not be less than $2. Options granted under the 1999 Option Plan vest in five equal annual installments beginning on the first anniversary of the commencement of employment. Options expire if not exercised within 10 years of the grant, or on an earlier date as specified by the Board or the committee. If the employment of a participant is terminated for any reason, all unvested Options immediately expire and vested Options must be exercised within a certain period of time as specified by the plan document. During 1999, Carrier1

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

11. INCENTIVE COMPENSATION PLANS (CONTINUED) canceled the options granted under the 1998 Option Plan and issued replacement options under the 1999 Option Plan.

    As of September 9, 1999, the number of shares granted exceeded the amount authorized under the plan by 37,940 options. The Board approved the overrun and increased the number of shares available under the 1999 Option Plan to 2,747,222.

    In addition, Carrier1 granted two directors options to purchase a total of 40,000 shares at an exercise price of $2.00 per share during 1999.

    Concurrently with its initial public offering in March 2000, Carrier1 approved the 2000 Share Option Plan (the "2000 Option Plan") under which SA and the Related Corporations may grant to employees of Carrier1 options in equity securities issued by Carrier1.

    The 2000 Option Plan is administered by the Board and may be administered by a committee appointed by the Board, and authorizes the Board or such committee to issue Options in such forms and on such terms as determined by the Board or such committee. Options granted under this plan vest in four equal annual installments beginning on the first anniversary of the grant date and expire if not exercised within 10 years of the grant date, or on an earlier date as specified by the Board or the committee. If the employment of an grantee is terminated for any reason, all unvested Options immediately expire and vested Options may at the option of Carrier1 either be redeemed by Carrier1 at current market value, less exercise price, or retained and exercised until the expiration of the options.

    As of December 31, 2000, no shares were available for grant under the 2000 and 1999 Option Plan.

    The status of Carrier1's stock option plans, reflecting the effects of the option replacement in 1999, is summarized below as of December 31, 2000:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ---------
Outstanding at December 31, 1998............................  2,022,221    $ 2.00
  Granted...................................................    456,997     12.55
  Canceled..................................................       (750)     2.00
                                                              ---------    ------
Outstanding at December 31, 1999............................  2,478,468      3.95
  Granted...................................................  2,964,878     21.57
  Canceled..................................................    (59,900)    32.12
                                                              ---------    ------
Outstanding at December 31, 2000............................  5,383,446    $14.06
                                                              =========    ======
Options exercisable at December 31, 2000....................    939,007    $ 3.07
                                                              =========    ======

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

11. INCENTIVE COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000:

                     OPTIONS OUTSTANDING
- --------------------------------------------------------------
                                  WEIGHTED-
                                   AVERAGE                             OPTIONS EXERCISABLE
                                  REMAINING                       -----------------------------
                                 CONTRACTUAL      WEIGHTED-                        WEIGHTED-
                    NUMBER          LIFE           AVERAGE          NUMBER          AVERAGE
EXERCISE PRICE    OUTSTANDING      (YEARS)      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
- --------------    -----------    -----------    --------------    -----------    --------------
$2.00              2,287,718          7.2           $ 2.00          896,187          $ 2.00
$10.00               105,500          8.7            10.00           21,100           10.00
$15.00             1,891,794         10.0            15.00               --           15.00
$33.75                 1,500          9.7            33.75               --           33.75
$37.50               912,084          9.6            37.50               --           37.50
$40.34               184,850          9.0            40.34           21,720           40.34
                   ---------         ----           ------          -------          ------
$2.00-$40.34       5,383,446          8.7           $14.06          939,007          $ 3.07
                   =========         ====           ======          =======          ======

    As required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Carrier1 has determined the pro-forma information as if Carrier1 had accounted for stock options under the fair value method of SFAS 123. The weighted-average fair value of options granted during the year 2000 for exercise prices below and equal to the market value at grant date was $24.30 and $10.52, respectively. In the year 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, all options were granted at exercise prices equal to market value with a weighted-average fair value of $3.12 and $0.15 per option, respectively. During the year ended December 31, 2000, the fair value of option grants was estimated on the date of grant using the following assumptions: dividend yield of 0%, risk-free interest rate range of 5.12% to 6.68%, expected option life of 3 years, and volatility factor of 100%. During the year ended December 31, 1999, the fair value of option grants is estimated on the date of grant using the following assumptions: dividend yield of 0%, risk-free interest rate range of 5.5% to 5.8%, expected option life of 3 years, and volatility factor of 25%. During the period from February 20, 1998 (date of inception) to December 31, 1998, the fair value of option grants was estimated on the date of grant using the minimum value option-pricing model, as allowed under SFAS 123 for nonpublic companies, for pro-forma footnote purposes with the following assumptions used: dividend yield of 0%, risk-free interest rate of 5.53%, and expected option life of 5 years.

    Had compensation cost for Carrier1's stock option plans been determined under SFAS 123, based on the fair market value at the grant dates, Carrier1's pro-forma net loss and net loss per share for the

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

11. INCENTIVE COMPENSATION PLANS (CONTINUED) years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 would have been reflected as follows:

                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss:
  As reported...............................................  $(111,932)  $(88,499)  $(19,235)
                                                              =========   ========   ========
  Pro forma.................................................  $(118,436)  $(88,778)  $(19,461)
                                                              =========   ========   ========
Basic net loss per share:
  As reported...............................................  $   (2.77)  $  (2.97)  $  (2.61)
                                                              =========   ========   ========
  Pro forma.................................................  $   (2.93)  $  (2.98)  $  (2.64)
                                                              =========   ========   ========

    In March 1998, Carrier1 established the Cash Bonus Plan to provide incentive compensation to certain officers and employees. Individuals are eligible to receive an annual cash bonus ranging from 10% to 25% of their annual salary based on the terms of their employment agreement. Bonuses are payable at the discretion of the Board of Directors based upon Carrier1 achieving specific goals.

    Employees were also entitled to subscribe to purchase shares (the "Stock Purchase Plan") in LLC at the price of $1 per Class A share up to a maximum investment of approximately $68 per employee. The purchase offer was valid until September 1, 1998 with payment due before October 1, 1998. Under the Stock Purchase Plan, certain employees committed to purchase approximately 1,424,000 Class A shares with an aggregate value of approximately $1,424. Management has determined that no compensation expense is required to be recognized in connection with this plan since the estimated market value of the stock was less than the price paid by employees. As a result of the reorganization of Carrier1 in December 1998, Carrier1 amended the Stock Purchase Plan so that employees will be issued shares of common stock of Carrier1 rather than shares of LLC. This effectively reduced the number of shares to be issued under the previous plan by half and increased the par value of the shares to $2 per share. Carrier1 collected the amounts due from employees under the Stock Purchase Plan at December 31, 1998 during 1999 and issued the related shares in 1999. During the year ended December 31, 1999, employees committed to purchase approximately 2,354,000 additional shares, with an aggregate value of approximately $5,300, including 400,000 shares that were sold in 1999 at $2.00 per share to LLC for the benefit of two directors. During 2000, employees did not commit to purchase any shares under the Stock Purchase Plan.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

12. INCOME TAXES

    The income tax benefit for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 consists of the following:

                                                                2000       1999       1998
                                                              --------   --------   --------
Current.....................................................  $     --   $     --   $    --
Deferred....................................................    30,430     24,037     5,378
                                                              --------   --------   -------
                                                                30,430     24,037     5,378
Valuation allowance.........................................   (30,430)   (24,037)   (5,378)
                                                              --------   --------   -------
Total.......................................................  $     --   $     --   $    --
                                                              ========   ========   =======

    Carrier1 has tax loss carryforwards of approximately $59,845 and $29,415 at December 31, 2000 and 1999, respectively. The ability of Carrier1 to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Net operating losses expire as follows: 2003--$289; 2004--$801; 2005--$3,917; 2006--$13,613; 2007--$19,341; 2009--$3; 2010--$189; 2013--$183.
Net operating losses totaling $21,509 do not expire. Due to its limited history, Carrier1 was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

    Deferred income tax assets result primarily from net operating loss carryforwards. Other components of deferred income tax assets and liabilities are not significant as of December 31, 2000 and 1999.

13. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 reimbursed certain companies, which are shareholders in LLC, for expenses incurred in connection with the formation of Carrier1 and the negotiation of certain agreements entered into by Carrier1. Such reimbursements totaled $136, $96 and $339, respectively, during 2000, 1999 and 1998 and were expensed as selling, general and administrative expenses.

    During 1999, Carrier1 entered into a transmission peering arrangement with an entity that is 21% beneficially owned by a combination of Providence Equity Partners L.P., the majority unitholder of LLC, and Providence Equity Partners II L.P., another unitholder of LLC. Under the terms of the agreement, the parties agree to carry certain levels of each other's traffic on their network without charge for one year. This agreement is automatically renewable unless it is terminated by either party with appropriate notice as required by the agreement.

    During 1999, Carrier1 loaned an officer of the company approximately $68. The loan bears interest at 12% per annum and will be repaid in five equal annual installments of principal and interest of approximately $19 beginning July 1, 2001.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

13. RELATED PARTY TRANSACTIONS (CONTINUED)
    During November 1999, Carrier1 invested in DigiPlex S.A. (``DigiPlex", formerly Hubco S.A.), a company incorporated to build facilities in which Carrier1 will house and manage both its own and its customers' telecommunications equipment. As of December 31, 2000, Carrier1 has invested approximately $27,750 in DigiPlex. An affiliate of Providence Equity Partners L.P., the majority unitholder of LLC, is also an investor in DigiPlex. This investment is accounted for at cost and is reported as investments in related parties.

    In December 1999, Carrier1 entered into an agreement with an affiliate of 360networks under which it will sell bandwidth capacity in the form of IRUs beginning in March 2001. Under the agreement, 360networks also has the option to swap excess Trans-Atlantic capacity for capacity on Carrier1's German Network once it has purchased a certain amount of German Network capacity. A fund managed by Providence Equity Partners L.P. invests in 360networks. In addition, one of Carrier1's directors is also a director of 360networks.

14. EMPLOYEE BENEFIT PLANS

    Carrier1 contributes to defined contribution pension plans in accordance with the laws and practices of the countries in which it operates. During the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 recorded pension expense totaling $1,275, $770 and $267, respectively.

15. SEGMENT AND RELATED INFORMATION

    Carrier1 has identified two reportable operating segments: voice services and data services. The voice services segment provides long distance voice telecommunications services to competitive fixed-line operators, other carriers, wireless operators, resellers and multi-national corporations. The data services segment provides telecommunications services to Internet service providers and other telecommunications companies.

    Carrier1's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Carrier1 evaluates performance of segments based on its fixed cost contribution, which is defined as segment revenues less direct variable costs incurred directly by the segment. Certain direct costs, such as network and transmission costs, are shared by the segments and are not allocated by management to the segments. Fixed cost contribution is a non U.S. GAAP measure of financial performance. Shared costs and assets are not allocated to the segments. There were no intersegment transactions during the years ended December 31, 2000 and 1999 or the period from February 20, 1998 (date of inception) to December 31, 1998.

    Summarized financial information concerning Carrier1's reportable segments as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999 and the period from February 20,

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

15. SEGMENT AND RELATED INFORMATION (CONTINUED)
1998 (date of inception) to December 31, 1998 is shown in the following table. The "Other" column includes unallocated shared network and corporate-related assets which are all assets other than network equipment that has been identified as relating to a specific segment. As of December 31, 2000 and 1999, network equipment with a cost basis of $65,377 and $42,857, respectively, has been identified as relating to a specific segment and network equipment of $96,759 and $38,363, respectively, is shared by the segments. The remaining assets, including but not limited to IRU investments and construction in progress, are not allocated to segments since such assets are considered to be either shared or corporate-related. Capital expenditures consist of purchases of property and equipment and equity investments.

YEAR ENDED DECEMBER 31, 2000:

                                                     VOICE       DATA
                                                    SERVICES   SERVICES     OTHER      CONSOLIDATED
                                                    --------   --------   ----------   ------------
Revenues..........................................  $220,227   $41,324            --    $  261,551
Fixed cost contribution...........................    19,657    34,484            --        54,141
Identifiable assets...............................    29,204    21,710    $1,003,347     1,054,261
Depreciation and amortization.....................     6,684     2,151        24,610        33,445
Capital expenditures..............................     2,108    20,412       261,911       284,431

YEAR ENDED DECEMBER 31, 1999:

                                                     VOICE       DATA
                                                    SERVICES   SERVICES     OTHER      CONSOLIDATED
                                                    --------   --------   ----------   ------------
Revenues..........................................  $ 87,619   $ 9,498            --    $   97,117
Fixed cost contribution...........................    12,614     7,561            --        20,175
Identifiable assets...............................    33,984     3,482    $  400,189       437,655
Depreciation and amortization.....................     4,406       614         8,829        13,849
Capital expenditures..............................    28,587     2,262       164,527       195,376

PERIOD FROM FEBRUARY 20, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998:

                                                      VOICE       DATA
                                                     SERVICES   SERVICES     OTHER     CONSOLIDATED
                                                     --------   ---------   --------   ------------
Revenues...........................................  $ 2,735     $   57          --       $ 2,792
Fixed cost contribution............................       61         57          --           118
Depreciation and amortization......................      483        125     $   801         1,409
Capital expenditures...............................   10,082      1,926      25,160        37,168

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

15. SEGMENT AND RELATED INFORMATION (CONTINUED)
    The following table reconciles the fixed cost contribution for reportable segments to the loss before income tax benefit and extraordinary item for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998:

                                                                2000        1999       1998
                                                              ---------   --------   --------
Total fixed cost contribution for reportable segments.......  $  54,141   $ 20,175   $    118
Unallocated amounts:
  Unallocated cost of services (exclusive of items shown
    separately below).......................................    (57,563)   (36,867)    (8,995)
  Selling, general and administrative expenses..............    (39,596)   (18,369)    (8,977)
  Depreciation and amortization.............................    (33,445)   (13,849)    (1,409)
  Other income (expense)....................................    (31,680)   (39,589)        28
                                                              ---------   --------   --------
Loss before income tax benefit and extraordinary item.......  $(108,143)  $(88,499)  $(19,235)
                                                              =========   ========   ========

    Unallocated cost of services include network and transmission costs that are shared by the voice and Internet and bandwidth services segments.

    The following table provides detail of the other identifiable assets as of December 31, 2000 and 1999 in the table shown above:

                                                                 2000        1999
                                                              ----------   --------
Cash and cash equivalents (including restricted cash and
  available-for-sale securities)............................  $  384,777   $ 34,016
Receivables.................................................     145,568     65,520
Prepaid expenses and other current assets...................      19,334      9,873
Restricted investments......................................      29,951     90,177
Investment in related party and others......................      31,008      4,691
Other noncurrent assets.....................................      20,429     19,635
Property and equipment:
  Unallocated network equipment.............................     103,220     38,363
  Owned fiber network.......................................     124,682         --
  Indefeasible right-of-use investments.....................      98,201     49,099
  Leasehold improvements....................................      25,694     10,333
  Furniture, fixtures and office equipment..................      16,534      8,652
  Construction in progress..................................      36,682     78,549
  Accumulated depreciation and amortization.................     (32,733)    (8,719)
                                                              ----------   --------
Total other identifiable assets.............................  $1,003,347   $400,189
                                                              ==========   ========

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

15. SEGMENT AND RELATED INFORMATION (CONTINUED)
GEOGRAPHIC INFORMATION

    The following table provides detail of Carrier1's revenues for the years ended December 31, 2000 and 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998 and long-lived assets as of December 31, 2000 and 1999 on a geographic basis. Revenues have been allocated based on the location of the customer. IRU investments are included based on the entity that owns the investment. Carrier1 did not earn any revenues in its country of domicile, Luxembourg.

                                                        REVENUES                    LONG-LIVED ASSETS
                                             ------------------------------   ------------------------------
                                               2000       1999       1998       2000       1999       1998
                                             --------   --------   --------   --------   --------   --------
Germany....................................  $ 67,543   $40,235     $  878    $196,448   $ 91,115   $10,369
Switzerland................................    35,353     6,240        108     120,346     72,052    14,186
United Kingdom.............................    75,573    26,549      1,768      47,428     25,582     7,399
United States..............................    24,756     3,299         --       6,379      4,582     3,006
Netherlands................................    23,034     7,985         38      13,747      9,713       725
France.....................................    11,434     6,627         --      20,187      3,924       407
Luxembourg.................................        --        --         --      39,822     14,294        --
Other countries............................    23,858     6,182         --      30,274     16,807       585
                                             --------   -------     ------    --------   --------   -------
                                             $261,551   $97,117     $2,792    $474,631   $238,069   $36,677
                                             ========   =======     ======    ========   ========   =======

MAJOR CUSTOMERS

    During the year ended December 31, 1999 and the period from February 20, 1998 (date of inception) to December 31, 1998, Carrier1 earned 14% and 69%, respectively, of its revenues from major customers. During the year ended December 31, 2000, no individual customer accounted for more than 10% of revenues. During 1999, revenues earned from one major customer in the voice services segment amounted to approximately 14% of total revenues. During 1998, revenues earned from one major customer amounted to approximately 46% of total revenues, to another major customer, approximately 13% of total revenues, and to a third major customer, approximately 10% of total revenues, all of which were revenues from customers in the voice services segment.

16. SUBSEQUENT EVENTS

    In January 2001, Carrier1 invested an additional $4,324 in DigiPlex, a related party (see Note 13).

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

    YEARS ENDED DECEMBER 31, 2000 AND 1999 AND PERIOD FROM FEBRUARY 20, 1998

                    (DATE OF INCEPTION) TO DECEMBER 31, 1998

            (In Thousands of U.S. Dollars, Except Share Information)

16. SUBSEQUENT EVENTS (CONTINUED)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (In Thousands of U.S. Dollars)

                                                            ADDITIONS
                                                       -------------------
                                                       CHARGED
                                         BALANCE AT    TO COSTS   CHARGED                    BALANCE AT
                                        BEGINNING OF     AND      TO OTHER                     END OF
             DESCRIPTION                   PERIOD      EXPENSES   ACCOUNTS   DEDUCTIONS(1)     PERIOD
- --------------------------------------  ------------   --------   --------   -------------   ----------
              (COLUMN A)                 (COLUMN B)        (COLUMN C)         (COLUMN D)     (COLUMN E)
2000:
Reserves deducted from assets to which
  they apply:
  Allowance for doubtful accounts
    receivable........................     $   840     $ 4,772     $   --        $   47       $ 5,659
  Valuation allowance for deferred tax
    assets............................     $29,415     $30,430     $   --        $   --       $59,845
1999:
Reserves deducted from assets to which
  they apply:
  Allowance for doubtful accounts
    receivable........................     $    --     $   870     $   --        ($  30)      $   840
  Valuation allowance for deferred tax
    assets............................     $ 5,378     $24,037     $   --        $   --       $29,415
1998:
Reserves deducted from assets to which
  they apply:
  Valuation allowance for deferred tax
    assets............................     $    --     $ 5,378     $   --        $   --       $ 5,378

- ------------------------

(1) Deductions consist entirely of currency translation adjustments.