Form 10-Q
period 2001-03-31
CARRIER1 INTERNATIONAL S A
filed 2001-05-15
CIK 1081824

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

     / / Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from ______ to ______.

                        Commission file number 001-15693

                -------------------------------------------------

            CARRIER 1 INTERNATIONAL S.A. (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

                   LUXEMBOURG                           98-0199626
(STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER
                  ORGANIZATION)                      IDENTIFICATION NO.)


                -------------------------------------------------

                                 ROUTE D'ARLON 3
                L-8009 STRASSEN, LUXEMBOURG (011) (41-1) 297-2600
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
            INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE
                                    OFFICES)

                -------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         At May 11, 2001 there were 42,863,524 shares of Common Stock of the registrant outstanding.

         In this report, "Carrier1 International" refers to Carrier1 International S.A., a societe anonyme organized under the laws of the Grand-Duchy of Luxembourg, and "Carrier1", "we", "our" and "us" refers to Carrier1 International and its subsidiaries and their predecessors, except where the context otherwise requires. References to "the euro", "euros" or "(u)" are to the lawful currency of the European Monetary Union and all references to "U.S. dollars", "dollars" or "$" are to the lawful currency of the United States.

         The statements contained in this report that are not historical facts are "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks, uncertainties and assumptions. These forward-looking statements include those regarding Carrier1's ability to implement its business and financial plans, its ability to develop and expand its business, its ability to reduce and manage costs, its ability to design, configure, develop and operate its networks successfully, its ability to continue increasing its consumer base, its ability to take advantage of new technologies, its markets, including the future growth of the European telecommunications market, the effects of regulation, including tax regulations, litigation, its anticipated future revenues, capital spending and financial resources and other statements contained in this report regarding matters that are not historical facts. Such forward-looking statements may be included in, but are not limited to those set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation".

         We have based these forward-looking statements on our current expectations and projections about future events and on industry publications. We have not independently verified the data derived from industry publications. Management of Carrier1 cautions the reader that these forward-looking statements and performance are subject to risks, uncertainties and other factors that could cause actual results to vary materially from future results indicated, expressed or implied in such forward-looking statements. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of such risks and uncertainties facing Carrier1. Such risks and uncertainties include, but are not limited to the deterioration of the market economy, including in Europe and the technology and telecommunications segments, the deterioration of the financial strength of our customer base, the significant amount of indebtedness incurred by Carrier1 and its obligations to service such indebtedness, contractual restrictions on the ability of Carrier1 to receive dividends from certain subsidiaries, the interests of parties that control Carrier1 may not be aligned with other holders of our securities, the risk of termination of certain alliances, partnerships and joint ventures through which Carrier1 operates, the volatility in the price of our common shares, increased competition from other voice, Internet, bandwidth and related telecommunication service providers, expected actions of third parties such as equipment suppliers and joint venture partners that affect our operations, exchange rate fluctuations and changing technology, its inability to secure and hold governmental licenses, as well as regulatory, legislative and judicial developments. Certain information contained in this Report including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risk and uncertainties, as detailed in our most recent Form 10-K as of December 31, 2000.

                          CARRIER 1 INTERNATIONAL S.A.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                      1
Item 1. Financial Statements                                                                        1
           Consolidated Balance Sheets March 31, 2001 (Unaudited) and
           December 31, 2000                                                                        1
           Unaudited Consolidated Statements of Operations Three Months
           Ended March 31, 2001 and March 31, 2000                                                  2
           Unaudited Consolidated Statement of Shareholders' Equity
           Three Months Ended March 31, 2001                                                        3
           Unaudited Consolidated Statements of Cash Flows Three Months
           Ended March 31, 2001 and March 31, 2000                                                  4
           Notes To Unaudited Consolidated Financial Statements                                     6
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              15
PART II - OTHER INFORMATION                                                                        16
Item 1.    Legal Proceedings                                                                       16
Item 2.    Changes in Securities and Use of Proceeds                                               16
Item 6.    Exhibits and Reports on Form 8-K                                                        16
Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                       MARCH 31, 2001        DECEMBER 31, 2000*
                                                                                         (Unaudited)
ASSETS                                                                                  (See Note 2)

CURRENT ASSETS:
  Cash and cash equivalents                                                             $      52,431            $     162,162
  Restricted cash                                                                               8,885                   24,429
  Restricted investments held in escrow                                                        15,071                   29,951
  Available-for-sale securities                                                               184,979                  198,186
  Accounts receivables, net of allowance for doubtful accounts of
      $12,145 and $5,659 at March 31, 2001 and December 31, 2000, respectively                 86,444                   77,625
  Unbilled receivables                                                                         37,230                   32,202
  Value-added tax refunds receivable                                                           50,696                   35,741
  Prepaid expenses and other current assets                                                    21,773                   19,334
                                                                                       --------------           --------------
                Total current assets                                                          457,509                  579,630
PROPERTY AND EQUIPMENT - Net  (See Note 5)                                                    455,587                  423,194
INVESTMENT IN RELATED PARTY (See Note 7)                                                       32,074                   27,750
INVESTMENT - OTHER                                                                              3,098                    3,258
OTHER ASSETS                                                                                   20,613                   20,429
                                                                                       --------------           --------------
TOTAL                                                                                   $     968,881            $   1,054,261
                                                                                       ==============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $      85,689            $      96,713
  Accrued network costs                                                                        25,690                    9,487
  Accrued refile costs                                                                         36,033                   34,705
  Accrued interest                                                                              3,884                   11,915
  Other liabilities                                                                            20,063                   19,823
  Deferred revenue                                                                             11,378                   11,539
  Short-term debt                                                                               2,908                    2,838
                                                                                       --------------           --------------
                Total current liabilities                                                     185,645                  187,020
DEFERRED REVENUE                                                                               97,689                  103,496
LONG-TERM DEBT (See Note 6):
  Senior notes                                                                                232,853                  237,888
  Other long-term debt                                                                              -                      753
                                                                                       --------------           --------------
                Total long-term debt                                                          232,853                  238,641
                                                                                       --------------           --------------

COMMITMENTS AND CONTINGENCIES

Total liabilities                                                                             516,187                  529,157

SHAREHOLDERS' EQUITY:
  Common stock, $2 par value, 55,000,000 shares authorized,
    42,862,854 and 42,844,204 issued and outstanding, respectively                             85,726                   85,688
  Additional paid-in capital                                                                  666,225                  666,205
  Accumulated deficit                                                                        (264,910)                (219,666)
  Accumulated other comprehensive loss                                                        (33,759)                  (6,532)
  Common stock held in treasury, 71,687 and 73,337, respectively                                 (588)                    (591)
                                                                                       --------------           --------------
                Total shareholders' equity                                                    452,694                  525,104
                                                                                       --------------           --------------
TOTAL                                                                                  $      968,881           $    1,054,261
                                                                                       ==============           ==============

See notes to unaudited consolidated financial statements.
*Derived from audited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                       THREE MONTHS        THREE MONTHS
                                                                                        ENDED MARCH         ENDED MARCH
                                                                                          31, 2001           31, 2000

REVENUES                                                                                $    89,577         $    51,267

OPERATING EXPENSES:
  Cost of services (exclusive of items shown
    separately below)                                                                        84,691              54,536
  Selling, general and administrative                                                        19,324               7,638
  Depreciation and amortization                                                              13,458               6,151
                                                                                       ------------        ------------
      Total operating expenses                                                              117,473              68,325
                                                                                       ------------        ------------

LOSS FROM OPERATIONS                                                                       (27,896)            (17,058)

OTHER INCOME (EXPENSE):
  Interest expense                                                                           (8,088)            (10,124)
  Interest income                                                                             3,843               2,684
  Currency exchange loss, net                                                               (13,106)            (19,687)
  Other, net                                                                                      3                  (3)
                                                                                       ------------        ------------
      Total other income (expense)                                                          (17,348)            (27,130)
                                                                                       ------------        ------------
LOSS BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEM                                                                  (45,244)            (44,188)
INCOME TAX BENEFIT - Net of
  valuation allowance (See Note 8)                                                                -                   -
                                                                                       ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                             (45,244)            (44,188)
                                                                                       ------------        ------------
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT -
  Net of $0 benefit (See Note 6)                                                                  -              (3,789)
                                                                                       ------------        ------------

NET LOSS                                                                                $   (45,244)        $   (47,977)
                                                                                       ============        ============

LOSS PER SHARE (See Note 4):
  Loss before extraordinary item:
    Basic and diluted                                                                   $     (1.06)        $     (1.21)

  Extraordinary loss on early extinguishment of debt:
    Basic and diluted                                                                   $         -         $     (0.11)
                                                                                       ------------        ------------
  Net loss:
    Basic and diluted                                                                   $     (1.06)        $     (1.32)
                                                                                       ============        ============

See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        ACCUMULATED OTHER  COMMON STOCK
                                                           ADDITIONAL     ACCUMULATED     COMPREHENSIVE       HELD IN
                                           COMMON STOCK  PAID-IN CAPITAL    DEFICIT       INCOME (LOSS)      TREASURY       TOTAL

BALANCE - December 31, 2000                 $   85,688    $  666,205      $ (219,666)      $  (6,532)     $     (591)   $  525,104
Issuance of shares (including
  treasury stock) (20,300 shares)                   38            20                                               3            61
Comprehensive income (loss):
  Net loss                                                                   (45,244)                                      (45,244)
  Other comprehensive income (loss),
  net of tax:
    Currency translation adjustments                                                         (27,618)                      (27,618)
    Net unrealized gain from available
      for sale securities (net of $0 tax)                                                        391                           391
                                                                                                                        ----------
  Total comprehensive loss                                                                                                 (72,471)
                                            ----------    ----------      ----------       ---------      ----------    ----------
BALANCE - March 31, 2001                    $   85,726    $  666,225      $ (264,910)      $ (33,759)     $     (588)   $  452,694
                                            ==========    ==========      ==========       =========      ==========    ==========

See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          THREE MONTHS            THREE MONTHS
                                                                                         ENDED MARCH 31,          ENDED MARCH 31,
                                                                                              2001                    2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $   (45,244)            $   (47,977)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                          13,458                   6,151
      Amortization of financing costs                                                                                   650
      Extraordinary loss on early extinguishment of debt                                                              3,789
      Bad debt expense                                                                        7,003                     271
      Changes in operating assets and liabilities:
         Restricted cash                                                                      1,182
         Accounts, unbilled and value-added tax refunds
         receivables                                                                        (45,168)                (22,679)
         Prepaid expenses and other current assets                                           (3,781)                 (1,532)
         Other assets                                                                         5,851                     (24)
         Accounts payable and accrued liabilities                                            37,812                   4,533
         Short-term deferred revenue                                                           (161)
         Long-term deferred revenue                                                             414                   7,162
                                                                                        -----------             -----------
                Net cash used in operating activities                                       (28,634)                (49,656)
                                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (109,185)                (45,809)
   Receipts from maturity of restricted investments held in escrow                           13,594                  39,365
   Increase in long-term investments                                                         (4,245)                (12,490)
                                                                                        -----------             -----------

                Net cash used in investing activities                                       (99,836)                (18,934)
                                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term debt                                                                         40,030
   Proceeds from issuance of common stock                                                        61                 683,667
   Payments on short-term debt                                                                                      (38,397)
   Payments on long-term debt                                                                  (683)                (77,238)
   Purchase of treasury stock                                                                                           (65)
   Restricted cash related to financing activities                                           14,450                 (19,318)
                                                                                        -----------             -----------

                Net cash provided by financing activities                                    13,828                 588,679
                                                                                        -----------             -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                            4,911                  12,669
                                                                                        -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (109,731)                532,758

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      162,162                  28,504
                                                                                        -----------             -----------
   End of period                                                                        $    52,431             $   561,262
                                                                                        ===========             ===========

See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest for the three months ending March 31, 2001 and 2000 was $15,795 and $19,331, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITIES: At March 31, 2001 and 2000, equipment purchases of approximately $33,431 and $28,749, respectively, are included in accounts payable and accrued network costs.

At December 31, 2000 and 1999, equipment purchases of approximately $59,721 and $39,720 respectively, are included in accounts payable and accrued network costs.

See notes to unaudited consolidated financial statements.

CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

1. NATURE OF OPERATIONS

     Carrier1 International S.A., its subsidiaries in Europe and its subsidiary in the United States (collectively, "Carrier1"), operate in the telecommunications industry offering voice and data services. Carrier1 offers these services primarily to other telecommunications service providers. Carrier1 International S.A. is a societe anonyme organized under the laws of the Grand-Duchy of Luxembourg and has adopted a fiscal year end of December
31.

2. UNAUDITED FINANCIAL INFORMATION

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in shareholders' equity, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated balance sheet of Carrier1 at December 31, 2000 and the related consolidated statements of operations, shareholders equity and cash flows for the year ended December 31, 2000.

3. CHANGE IN FUNCTIONAL CURRENCY

     During the third quarter of 2000, Carrier1 determined that the functional currency of the Luxembourg holding company, Carrier1 International S.A., had clearly changed from the U.S. dollar to the euro due to significant changes in economic facts and circumstances underlying Carrier1's business. The functional currencies of Carrier1's subsidiaries have not changed and, in all instances, are the respective local currencies.

     Carrier1 applied this change prospectively as of the beginning of the third quarter of 2000, in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes." As a result of the change, transactions entered into by Carrier1 International S.A. that are denominated in currencies other than the euro are now translated into euros in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation."

     The net effect of this change in functional currency for the three months ended March 31, 2001 was to reduce the net currency exchange loss and the net loss reported in the statement of operations for the three months ended March 31, 2001 by approximately $12,502 and to increase the negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity for the three months ended March 31, 2001 by approximately $12,502. The cumulative effect of this change in functional currency as of March 31, 2001 was to increase the cumulative negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity by approximately $29,513. Also as a result of the change, both basic and diluted loss per share for the three months ended March 31, 2001 were decreased by $0.29.

4. LOSS PER SHARE

The following details the earnings per share calculations for the three months ended March 31, 2001 and March 31, 2000:


                                                                THREE MONTHS            THREE MONTHS
                                                                 ENDED MARCH             ENDED MARCH
                                                                   31, 2001                31, 2000

Loss from operations                                            $    (27,896)           $    (17,058)
                                                                ============            ============
Loss before extraordinary item                                  $    (45,244)           $    (44,188)
                                                                ============            ============
Extraordinary loss from
  early extinguishment of debt                                  $         --            $     (3,789)
                                                                ============            ============
Net loss                                                        $    (45,244)           $    (47,977)
                                                                ============            ============

Total number of shares used to compute
  basic and diluted loss per share                                42,846,000              36,420,000
                                                                ============            ============

LOSS PER SHARE:
Loss from operations:
  Basic and diluted                                             $      (0.65)           $      (0.47)
                                                                ============            ============
Loss before extraordinary item:
  Basic and diluted                                             $      (1.06)           $      (1.21)
                                                                ============            ============
Extraordinary loss:
  Basic and diluted                                             $         --            $      (0.11)
                                                                ============            ============
Net loss:
  Basic and diluted                                             $      (1.06)           $      (1.32)
                                                                ============            ============



     Potential dilutive securities have been excluded from the computation for the three months ended March 31, 2001 and March 31, 2000 as their effect is anti-dilutive. Had Carrier1 been in a net income position for the three months ended March 31, 2001 and March 31, 2000, the number of weighted-average shares used to compute diluted earnings per share would have included an additional 3,170,000 and 4,288,000 shares, respectively, related to outstanding warrants, stock options and stock subscriptions (determined using the treasury stock method at the estimated average market value).

5.       PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 and December 31, 2000, respectively, consist of the following:

                                                          March 31,      December 31,
                                                            2001             2000
Network equipment                                       $   179,595      $   168,597
Owned fiber network                                         122,909          124,682
Indefeasible right-of-use investments                       104,878           98,201
Leasehold improvements                                       29,561           25,694
Furniture, fixtures and office equipment                     17,195           16,534
Construction in progress                                     58,737           36,682
                                                        -----------     ------------
                                                            512,875          470,390
Less:  accumulated depreciation and amortization            (57,288)         (47,196)
                                                        -----------     ------------

    Property and equipment, net                         $   455,587     $    423,194
                                                        ===========     ============

6. DEBT

During the three months ended March 31, 2000, the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. resulted in an after-tax extraordinary loss of $3,789, or $0.11 per share.

7. RELATED PARTY TRANSACTIONS

In January 2001, Carrier1 invested an additional $4,324 in DigiPlex S.A., a related party.

8. INCOME TAXES

Carrier1 has tax loss carryforwards of approximately $69,011 at March 31, 2001. The ability of Carrier1 to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Due to its limited history, Carrier1 was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

9. SEGMENT INFORMATION

Summarized financial information concerning Carrier1's reportable segments for the three months ended March 31, 2001 and March 31, 2000 is shown in the following table. The "Other" column includes unallocated shared network and corporate-related assets which are all assets other than network equipment that has been identified as relating to a specific segment.

THREE MONTHS ENDED MARCH 31, 2001:

                                                       VOICE         DATA
                                                     SERVICES      SERVICES      OTHER      CONSOLIDATED

Revenues                                              $ 58,627     $ 30,950                    $  89,577
Fixed cost contribution                                  4,953       14,952                       19,905
Identifiable assets                                     25,961       24,889     $918,031         968,881

THREE MONTHS ENDED MARCH 31, 2000:


                                                       VOICE         DATA
                                                     SERVICES      SERVICES      OTHER      CONSOLIDATED

Revenues                                              $ 47,709      $ 3,558                     $ 51,267
Fixed cost contribution                                  4,703        3,377                        8,080
Identifiable assets                                     31,767        6,059     $967,357       1,005,183



The following table reconciles the fixed cost contribution for reportable segments to the loss before income tax benefit for the three months ended March 31, 2001 and March 31, 2000:

                                                                               MARCH 31,       MARCH 31,
                                                                                   2001            2000

Total fixed cost contribution for reportable
  segments                                                                    $   19,905      $    8,080
Unallocated amounts:
  Unallocated cost of services (exclusive of
    items shown separately below)                                                (15,019)        (11,349)
  Selling, general and administrative expenses                                   (19,324)         (7,638)
  Depreciation and amortization                                                  (13,458)         (6,151)
  Other income (expense)                                                         (17,348)        (27,130)
                                                                              ----------      ----------
Loss before income tax benefit and extraordinary item                         $  (45,244)     $  (44,188)
                                                                              ==========      ==========



Unallocated cost of services include network and transmission costs that are shared by the voice and data services segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. CERTAIN INFORMATION CONTAINED IN THE DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGY FOR OUR BUSINESS AND RELATED FINANCING, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES, AS DETAILED IN OUR MOST RECENT FORM 10-K AS OF DECEMBER 31, 2000.

OVERVIEW

         In recent quarters and especially recent months, the overall economic situation has worsened significantly. This is especially true for companies operating in the technology and telecommunications related market segments. This has affected, and will continue to affect, Carrier1. We recognize that a sustained economic slowdown will affect companies operating in the technology and telecommunications related markets segments and may have a material adverse effect on our business. We have observed evidence of this slowdown in recent public capital market sentiment and recent announcements of various technology and telecommunications companies warning of slowing revenue growth and reduced profits or increased financial losses. Even though we remain optimistic regarding the long-term viability of the telecommunications industry, especially in light of the continued growth of demand for services, we will pay very close attention to the development of the overall economic situation within and outside of our market segment.

         Even though we expect our financial results for 2001 to demonstrate continued growth and improved profitability, as a result of the above described situation, we have decided to significantly increase our allowance for doubtful accounts receivable from $5.7 million as of December 31, 2000 to $12.1 million as of March 31, 2001. We expect to make further provisions for bad debts during 2001 as the telecommunications industry continues to experience business failures. These increases will negatively affect our financial results for these periods.

         However, given our relative financial strength and operational maturity, we believe we will be able to gain additional customers from providers that we expect will no longer be able to finance their respective business plans. However, we cannot assure that we will be able to gain such customer relationships or that these relationships will generate meaningful revenues for us.

         Additionally, due to our focus on telecommunications service providers and other large telecommunications users with similar needs, we service significantly fewer customers than a telecommunications service provider directly addressing an end user customer base. As a result, the loss of one customer or the shift in traffic pattern of any one customer, especially in the near term, could have a material adverse impact on our financial results. Furthermore, substantially all customers we target for voice services are price sensitive and may switch suppliers for certain routes on the basis of small price differentials. In contrast, data service customers tend to use fewer suppliers and, in general, cannot switch suppliers as easily as our voice customers due to significant technical obstacles.

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

THREE MONTHS ENDED MARCH 31, 2001

         SUMMARY TABLE



                                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                  MARCH 31, 2001        MARCH 31, 2000
                                                                             $ 000, EXCEPT SHARES AND PER SHARE DATA

            Voice services revenue........................................               $58,627               $47,709
            Data services revenue.........................................                30,950                 3,558

            TOTAL REVENUE.................................................                89,577                51,267

            Cost of services (exclusive of amounts shown separately below)                84,691                54,536
            Selling, general and administrative expenses..................                19,324                 7,638

            EBITDA........................................................               (14,438)              (10,907)
            Depreciation and amortization.................................                13,458                 6,151
            OTHER INCOME (EXPENSE):
            Interest expense..............................................                (8,088)              (10,124)


            Interest income...............................................                 3,843                 2,684
            Currency exchange loss, net...................................               (13,106)              (19,687)
            Other income (expense)........................................                     3                    (3)

            Total other income (expense)..................................               (17,348)              (27,130)

            LOSS BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY ITEM.........               (45,244)              (44,188)
            Income tax expense............................................                    --                    --

            Loss before extraordinary item................................               (45,244)              (44,188)
            Extraordinary loss on early extinguishment of debt............                     --               (3,789)

            NET LOSS......................................................             $ (45,244)            $ (47,977)
                                                                                   -----------------     -----------------


            BASIC AND DILUTED LOSS PER SHARE:
            Loss before extraordinary item................................                $(1.06)               $(1.21)
                                                                                   -----------------     -----------------


            Extraordinary loss on early extinguishment of debt............                    --                $(0.11)
                                                                                   -----------------     -----------------


            Net loss......................................................                $(1.06)               $(1.32)
                                                                                   -----------------     -----------------


            Weighted average shares outstanding...........................            42,846,000            36,420,000
                                                                                   -----------------     -----------------


         We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy its capital requirements. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America, or US GAAP, and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of our operating performance or any other measure of performance derived under US GAAP. EBITDA as presented may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

         REVENUE

         Revenues increased from $51.3 million for the three months ended March 30, 2000 to $89.6 million for the three months ended March 31, 2001. We divide our revenues into two principal categories: voice services revenue and data services revenue. Voice services revenues increased from $47.7 million for the three months ended March 31, 2000 to $58.6 million for the three months ended March 31, 2001. Data services revenues increased from $3.6 million for the three months ended March 31, 2000 to $31.0 million for the three months ended March 31, 2001.

         Increased revenue from the prior year's three-month period reflects significant growth in demand for our service offerings from both new and existing customers, a variety of new service introductions and a significant expansion of our addressable market. From late 1999 to early 2000, we expanded our entire service portfolio into three new countries (Italy, Spain and Belgium) and significantly enhanced our data service offerings in all of our service countries. During the year 2000 and into the first quarter of 2001, we have focused on developing a number of enhanced voice services as well as data services such as Internet access, value added Internet transport, a Virtual ISP platform as well as a variety of content distribution and caching service offerings. Another focal point was the development of partnerships with other data services providers in order to help distribute our core services and provide better end-user functionality to our customer's customers.

 VOICE SERVICES: Revenues from wholesale voice services and enhanced voice services, that is, the revenues we derived from calling cards, premium number services and other enhanced voice services, increased from $47.7 million for the three months ended March 31, 2000 to $58.6 million for the three months ended March 31, 2001. Voice traffic volume during the three months ended March 31, 2001 increased approximately 43% over the three months ended March 31, 2000.
The average revenue per minute during the three months ended March 31, 2001 decreased approximately 14% from the three months ended March 31, 2000. The price decrease reflects a change in traffic mix as well as overall price decreases for voice services as a result of increased competition. However, we believe prices may stabilize if the number of direct competitors decreases as the telecommunications industry continues to experience business failures and further consolidation.

         The voice volume increases from the first quarter of 2000 to the first quarter 2001 were driven not only by the growth in our customer base, the build out of our network, the formation of subsidiaries and the establishment of sales teams in the Nordic countries, Italy and Spain, but also due to the launch of the new enhanced services. With the continuous build out of our network through the first quarter of 2001, more than half of the voice traffic was terminated in Europe at a lower revenue rate per minute but at a much higher profitability as this traffic was mostly handled on our owned network.

 DATA SERVICES: Repetitive data services revenues, that is, the revenues we derived from internet transport, internet access services, bandwidth, infrastructure, and data center services increased from $3.6 million for the three months ended March 31, 2000 to $31.0 million for the three months ended March 31, 2001. This increase is primarily driven by increases in revenues from bandwidth, infrastructure and virtual ISP services. Non-recurring data revenues, or one-time sales, such as duct, bandwidth IRU, and fiber sales were approximately $7.9 million during the three months ended March 31, 2001. There were no such non-recurring data revenues during the three months ended March 31, 2000. We expect that data services revenues as a percentage of total revenues will continue to increase due to the implementation of existing service contracts, the introduction of new services, and the likelihood of winning new customers as a result of our expanded services.

         COST OF SERVICES

         Cost of services (exclusive of items shown separately) increased from $54.5 million for the three months ended March 31, 2000 to $84.7 million for the three months ended March 30, 2001. Depreciation of our network assets is included in depreciation and amortization.

         Cost of services consist of voice and Internet interconnection and termination costs, network operating costs, transmission costs, temporary or permanent leases for transmission capacity and costs related to duct, bandwith IRU, and fiber sales. The increase from the first quarter of 2000 to the first quarter of 2001 was primarily attributable to interconnection payments associated with the volume increase in traffic for our voice services, additional network operating costs associated with the increased demand for our repetitive data services, the development of new services, and our geographic expansion.

         OPERATING EXPENSES

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased from $7.6 million for the three months ended March 31, 2000 to $19.3 million for the three months ended March 31, 2001. This increase was primarily attributable to bad debt expense of $7.0 million in the first quarter of 2001 as compared to $271,000 in the first quarter of 2000. We increased our provision due to concerns over the economic viability of some of our customers, primarily in the voice services segment, as they have been negatively impacted by the aforementioned recent economic slowdown. Additionally, a portion of the increase related to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 15% in the first quarter of 2000 to 22% in the first quarter of 2001. This increase was primarily driven by the significant amount of bad debt expense. Excluding bad debt expense, our selling, general and administrative expenses expressed as a percentage of our revenue remained stable from the first quarter of 2000 to the first quarter of 2001.

 DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses increased from $6.2 million for the three months ended March 31, 2000 to $13.5 million for the three months ended March 31, 2001. The increase was primarily attributable to the completion and initial operation of the German fiber ring, additional investments in ducts, fiber, cables, electronics, network equipment, build out of data centers and other furniture and fixtures. Once again, the additional investments are mainly attributable to growth of demand for our services and our geographic expansion of our network footprint.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

         We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for the three months ended March 31, 2001 reflected a loss of $14.4 million, compared with a loss of $10.9 million for the three months ended March 31, 2000. This increase in our EBITDA loss is primarily attributable to the aforementioned bad debt expense. However, our EBITDA margin improved from (21)% for the three months ended March 31, 2000 to (16)% for the three months ended March 31, 2001. The improvement of EBITDA margins can be attributed to an increase in data services revenues as a percentage of total revenues. During the first quarter of 2001, we were able to continue reducing these negative margins by moving traffic on-net thereby reducing leased line costs, increasing the relative revenue contributions from higher margin products and services and introducing additional products and services such as Virtual ISP and on-net managed bandwidth services.

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

         OTHER INCOME (EXPENSE)

 INTEREST EXPENSE AND INTEREST INCOME. Net interest expense decreased from $7.4 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. Interest income increased from $2.7 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001. This increase is primarily attributable to interest earned during the entire first quarter of 2001 on the remaining net proceeds of our initial public offering that only occurred in the last month of the first quarter of 2000. Interest expense decreased from $10.1 million for the three months ended March 31, 2000 to $8.1 million for the three months ended March 31, 2001. This decrease is primarily attributable to the repayment of our interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A and financing facility with Nortel Networks Inc. as part of our initial public offering at the end of the first quarter of 2000.

 CURRENCY EXCHANGE LOSS--NET. Currency exchange loss, net, decreased from $19.7 million for the three months ended March 31, 2000 to $13.1 million for the three months ended March 31, 2001. This decrease is primarily attributable to the change in functional currency of the Luxembourg holding company that reduced the currency exchange loss, net, reported in the unaudited statement of operations by $12.5 million for the three months ended March 31, 2001 as described under the caption "--Liquidity and Capital Resources." During the first quarter of 2001, the U.S. dollar strengthened against most European currencies to a slightly greater extent than during the first quarter of 2000.


         LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM

         Our loss before income tax benefit and extraordinary item increased from $44.2 million for the three months ended March 31, 2000 to $45.2 million for the three months ended March 31, 2001 due to the aforementioned changes in revenues and operating expenses.

         INCOME TAX BENEFIT

         For both of the two periods, we generated tax losses on ordinary activities and therefore did not incur a tax obligation. We have recorded a valuation allowance for the full amount of tax loss carryforwards generated in each of the two periods.
                                      -12-

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         For the three months ended March 31, 2000, an after-tax extraordinary loss of $3.8 million resulted from the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. These facilities were repaid as part of our initial public offering as described under the caption "--Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES


         OVERVIEW

         The costs associated with the initial installation and expansion of our networks, including development, installation and initial operating expenses, have been, and in new markets are expected to be, significant and will result in negative cash flow. Negative cash flow is expected to continue in each of our markets until an adequate customer base and related revenue stream have been established. We believe that our operating losses and negative cash flow will continue until at least 2002 as we expand our networks and service offerings.

         CASH FLOW INFORMATION

         Net cash used in operating activities decreased to $28.6 million for the three months ended March 31, 2001 compared to $49.7 million for the three months ended March 31, 2000. The decrease was primarily derived from changes in receivables, accounts payable and accrued liabilities.

         Receivables increased by $45.2 million to $174.4 million for the three months ended March 31, 2001 compared to an increase of $22.7 million for the three months ended March 31, 2000. Receivables increased during these periods as a result of increased volume and number of customers as well as difficulties in collecting certain receivables due to the change in economic conditions in the telecommunications industry. Accounts payable and accrued liabilities increased by $37.8 million to $171.4 million for the three months ended March 31, 2001 compared to an increase of $4.5 million for the three months ended March 31, 2000. Accounts payable and accrued liabilities increased during these periods due to the continued expansion of the business.

         We used $99.8 million in cash for investing activities during the three months ended March 31, 2001 compared to $18.9 million during the three months ended March 31, 2000. We paid for $109.2 million in property and equipment during the three months ended March 31, 2001 compared to $45.8 million for the three months ended March 31, 2000, in order to invest in fiber infrastructure and transmission equipment. This includes payments for major infrastructure projects including the German network, the Hanover cross-connect, the development of the Southern Ring, and the UK network. We plan to continue investing in infrastructure projects, such as metropolitan networks.

         Net cash provided by financing activities was $13.8 million during the three months ended March 31, 2001 compared to $588.7 million during the three months ended March 31, 2000. On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (u)87 per share (approximately $87.42 per share). We received proceeds of approximately $681.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. The net cash provided was used to help fund the purchases of property and equipment, investments, operating losses and the repayment on a portion of the long-term debt that was incurred during 1999.

         On February 19, 1999, we issued $160 million and (u)85 million (currently $74.7 million) of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants. These notes contain covenants that restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

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

         On February 18, 1999 we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. The outstanding balance was repaid from the proceeds of our initial public offering during the third quarter of 2000.

         In June 1999, we entered into a financing facility with Nortel Networks Inc., an equipment supplier. Prior to the repayment of this debt during the first quarter of 2000, we had borrowed substantially the full amount of the $75 million available under the facility. The debt outstanding under this facility bore interest at a LIBOR-based floating interest rate, and the weighted average interest rate on outstanding amounts was 11.04% as of December 31, 1999. The debt was repaid from the proceeds of our initial public offering and resulted in an after-tax extraordinary loss of $1.6 million.

         In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed (u)10 million ($10.1 million) of the $200.0 million (or the euro equivalent) available under the facility. During the first quarter of 2000, we incurred additional indebtedness of (u)30 million (approximately $29.7 million) related to this facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility was repaid from the proceeds of our initial public offering, and the facility terminated. This debt retirement resulted in an after-tax extraordinary loss of $2.2 million.

         We believe that the remaining net proceeds from the offerings discussed above together with cash and marketable securities on hand and future capacity sales on our network will provide sufficient funds for us to expand our business as planned and to fund operating losses through 2002. However, the amount of future capital requirements will depend on a number of factors, including:

         o        the overall success of our business;

         o        any acquisitions or investments we make;

         o        the start-up of each additional segment of our network;

         o        the dates on which we further expand our network;

         o        whether our network build-out is on-time and on-budget;

         o        the types of services we may offer in the future;

         o        staffing levels;

         o        customer growth; and

         o        the overall economic situation over the foreseeable future.

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

         We applied this change prospectively as of the beginning of the third quarter of 2000. As a result of this change, transactions entered into by the holding company that are denominated in currencies other than the euro are now translated into euros in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

         The net effect of this change in functional currency for the three months ended March 31, 2001 was to decrease the currency exchange loss (net) and the net loss reported in the unaudited statement of operations by approximately $12.5 million and to increase the negative currency translation adjustment component of other comprehensive loss reported in the statement of shareholders' equity by approximately $12.5 million for the three months ended March 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because our outstanding debt at March 31, 2001 is fixed-rate debt, a change in market interest rates has no material effect on our earnings, cash flows or financial condition.

         We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior dollar notes, and with transactions in currencies other than local currencies in which we operate. As of March 31, 2001, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from our foreign currency exchange rate exposures.

         In addition, we have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. The introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject as of March 31, 2001 (other than fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc). Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior dollar notes.

         The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of March 31, 2001. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at March 31, 2001. The actual cash flows are payable in either U.S. dollars ($) or euro (u), as indicated in the parentheses. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of March 31, 2001.

EXPECTED MATURITY DATE              2001    2002     2003    2004    2005      THEREAFTER         TOTAL    FAIR VALUE
----------------------              ----    ----     ----    ----    ----      ----------         -----    ----------
                                                                    (IN THOUSANDS)

Notes payable:
   Fixed rate (u)...............                                                  $74,725       $74,725       $59,967
   Interest rate................                                                   13.25%        13.25%
   Fixed rate ($)...............                                                 $160,000      $160,000      $111,200
   Interest rate................                                                   13.25%        13.25%
Other long-term debt:
   Fixed rate ($)...............  $2,155    $753                                                 $2,908        $2,908
   Interest rate................    9.7%    9.7%

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarterly period ended March 31, 2001, we issued 18,650 shares of our common stock in exchange for warrants that were exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits -- none.


         (b) Reports on Form 8-K

         During the quarterly period ended March 31, 2001 we did not file any reports on Form 8-K.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 CARRIER1 INERNATIONAL S.A.

    DATE

May 15, 2001    /s/ Stig Johansson
                ------------------
                Stig Johansson
                Director, Chief Executive Officer and President
               (Principal Executive Officer)


May 15, 2001    /s/ Alex Schmid
                -------------------
                Alex Schmid
                Chief Financial Officer
               (Principal Financial Officer and Principal
                Accounting Officer)