Form 10-Q
period 2001-06-30
CARRIER1 INTERNATIONAL S A
filed 2001-08-14
CIK 1081824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                       Yes /X/                      No / /

    At August 12, 2001 there were 42,870,870 shares of Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    In this report, "Carrier1 International" and "Carrier1 International S.A." refer to Carrier 1 International S.A., a societe anonyme organized under the laws of the Grand-Duchy of Luxembourg, and "Carrier1", "we", "our" and "us" refers to Carrier1 International and its subsidiaries and their predecessors, except where the context otherwise requires. References to "the euro", "euros" or "(u)" are to the lawful currency of the European Monetary Union and all references to "U.S. dollars", "dollars" or "$" are to the lawful currency of the United States.

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

    We have based these forward-looking statements on our current expectations and projections about future events and on industry publications. We have not independently verified the data derived from industry publications. Management of Carrier1 cautions the reader that these forward-looking statements and performance are subject to risks, uncertainties and other factors that could cause actual results to vary materially from future results indicated, expressed or implied in such forward-looking statements. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of such risks and uncertainties facing Carrier1. Such risks and uncertainties include, but are not limited to the deterioration of the market economy, including in Europe and the technology and telecommunications segments, the deterioration of the financial strength of our customer base, the significant amount of indebtedness incurred by Carrier1 and its obligations to service such indebtedness, contractual restrictions on the ability of Carrier1 to receive dividends from certain subsidiaries, the interests of parties that control Carrier1 may not be aligned with other holders of our securities, the risk of termination of certain alliances, partnerships and joint ventures through which Carrier1 operates, the volatility in the price of our common shares, increased competition from other voice, Internet, bandwidth and related telecommunication service providers, actions or performance failure of third parties such as equipment suppliers and joint venture partners that affect our operations, exchange rate fluctuations and changing technology, its inability to secure and hold governmental licenses, as well as regulatory, legislative and judicial developments. Certain information contained in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties, as detailed in our most recent Form 10-K as of December 31, 2000.

                          CARRIER1 INTERNATIONAL S.A.

                                   FORM 10-Q

                                     INDEX

                         PART I--FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS........................................      4

              Consolidated Balance Sheets--June 30, 2001 (Unaudited) and
              December 31, 2000...........................................      4

              Unaudited Consolidated Statements of Operations--Three and
              Six Months Ended June 30, 2001 and 2000.....................      5

              Unaudited Consolidated Statement of Changes in Shareholders'
              Equity--Six Months Ended June 30, 2001......................      6

              Unaudited Consolidated Statements of Cash Flows--Six Months
              Ended June 30, 2001 and 2000................................      7

              Notes To Unaudited Consolidated Financial Statements........      9

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................     13

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................     24

                             PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...........................................     25

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...................     25

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     25

ITEM 5.       OTHER INFORMATION...........................................     26

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................     26

              Signatures..................................................     27

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

            (In Thousands of U.S. Dollars, Except Share Information)

                                                              JUNE 30, 2001   DECEMBER 31, 2000*
                                                              -------------   ------------------
                                                               (UNAUDITED)
                                                              (SEE NOTE 2)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    48,245        $   162,162
  Restricted cash...........................................        13,370             24,429
  Restricted investments held in escrow.....................        14,885             29,951
  Available-for-sale securities.............................        84,955            198,186
  Accounts receivables, net of allowance for doubtful
    accounts of $29,592 and $5,659 at June 30, 2001 and
    December 31, 2000, respectively                                 88,610             77,625
  Unbilled receivables......................................        40,447             32,202
  Value-added tax refunds receivable........................        61,517             35,741
  Prepaid expenses and other current assets.................        20,919             19,334
                                                               -----------        -----------
    Total current assets....................................       372,948            579,630
PROPERTY AND EQUIPMENT--NET (See Note 5)....................       480,265            423,194
INVESTMENT IN RELATED PARTY (See Note 7)....................        32,074             27,750
INVESTMENT--OTHER...........................................         2,989              3,258
OTHER ASSETS................................................        19,334             20,429
                                                               -----------        -----------
TOTAL.......................................................   $   907,610        $ 1,054,261
                                                               ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $    87,348        $    96,713
  Accrued network costs.....................................        24,154              9,487
  Accrued refile costs......................................        45,381             34,705
  Accrued interest..........................................        11,526             11,915
  Other liabilities.........................................        21,441             19,823
  Deferred revenue..........................................        10,272             11,539
  Short-term debt...........................................         2,207              2,838
                                                               -----------        -----------
    Total current liabilities...............................       202,329            187,020
DEFERRED REVENUE............................................        92,796            103,496
LONG-TERM DEBT (See Note 6):
  Senior notes..............................................       230,214            237,888
  Other long-term debt......................................            --                753
                                                               -----------        -----------
    Total long-term debt....................................       230,214            238,641
                                                               -----------        -----------

COMMITMENTS AND CONTINGENCIES
    Total liabilities.......................................       525,339            529,157

SHAREHOLDERS' EQUITY:
Common stock, $2 par value, 55,000,000 shares authorized,
  42,867,261 and 42,844,204 issued and outstanding,
  respectively                                                      85,735             85,688
Additional paid-in capital..................................       666,226            666,205
Accumulated deficit.........................................      (324,264)          (219,666)
Accumulated other comprehensive loss........................       (44,820)            (6,532)
Common stock held in treasury, 73,923 and 73,337,
  respectively..............................................          (606)              (591)
                                                               -----------        -----------
    Total shareholders' equity..............................       382,271            525,104
                                                               -----------        -----------
TOTAL.......................................................   $   907,610        $ 1,054,261
                                                               ===========        ===========

*Derived from audited consolidated financial statements.

           See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

          (In THOUSANDS OF U.S. Dollars, Except Per Share Information)

                                                                                  SIX MONTHS   SIX MONTHS
                                                 THREE MONTHS     THREE MONTHS      ENDED        ENDED
                                                    ENDED            ENDED         JUNE 30,     JUNE 30,
                                                JUNE 30, 2001    JUNE 30, 2000       2001         2000
                                                --------------   --------------   ----------   ----------
REVENUES......................................     $108,033         $ 57,531      $ 197,610     $108,798
                                                   --------         --------      ---------     --------
OPERATING EXPENSES:
  Cost of services (exclusive of items shown
    separately below).........................      108,850           58,467        193,541      113,003
  Selling, general and administrative.........       29,080            9,165         48,404       16,803
  Depreciation and amortization...............       16,166            7,228         29,624       13,379
                                                   --------         --------      ---------     --------
Total operating expenses......................      154,096           74,860        271,569      143,185
                                                   --------         --------      ---------     --------
LOSS FROM OPERATIONS..........................      (46,063)         (17,329)       (73,959)     (34,387)
                                                   --------         --------      ---------     --------
OTHER INCOME (EXPENSE):
  Interest expense............................       (7,987)          (5,712)       (16,075)     (15,836)
  Interest income.............................        2,889            6,406          6,732        9,090
  Currency exchange (loss) gain, net..........       (8,186)           3,862        (21,292)     (15,825)
  Other, net..................................           (7)              (3)            (4)          (6)
                                                   --------         --------      ---------     --------
      Total other income (expense)............      (13,291)           4,553        (30,639)     (22,577)
                                                   --------         --------      ---------     --------
LOSS BEFORE INCOME TAX BENEFIT
  AND EXTRAORDINARY ITEM......................      (59,354)         (12,776)      (104,598)     (56,964)
INCOME TAX BENEFIT--Net of valuation allowance
  (See Note 8)................................           --               --             --           --
                                                   --------         --------      ---------     --------
LOSS BEFORE EXTRAORDINARY ITEM................      (59,354)         (12,776)      (104,598)     (56,964)

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT--Net of $0 benefit
  (See Note 6)................................           --               --             --       (3,789)
                                                   --------         --------      ---------     --------
NET LOSS......................................     $(59,354)        $(12,776)     $(104,598)    $(60,753)
                                                   ========         ========      =========     ========
LOSS PER SHARE (See Note 4):
  Loss before extraordinary item:
      Basic and diluted.......................     $  (1.38)        $  (0.31)     $   (2.44)    $  (1.46)
                                                   ========         ========      =========     ========
  Extraordinary loss on early extinguishment
    of debt:
      Basic and diluted.......................     $     --         $     --      $      --     $  (0.10)
                                                   ========         ========      =========     ========
  Net loss:
      Basic and diluted.......................     $  (1.38)        $  (0.31)     $   (2.44)    $  (1.56)
                                                   ========         ========      =========     ========

           See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001

            (In Thousands of U.S. Dollars, Except Share Information)

                                                                            ACCUMULATED      COMMON
                                                ADDITIONAL                     OTHER       STOCK HELD
                                      COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE       IN
                                      STOCK      CAPITAL       DEFICIT     INCOME (LOSS)    TREASURY      TOTAL
                                     --------   ----------   -----------   -------------   ----------   ---------
BALANCE--December 31, 2000.........  $85,688     $666,205     $(219,666)      $ (6,532)       $(591)    $ 525,104
Issuance of shares (including
  treasury stock) (24,707
  shares)..........................       47           21                                         3            71
Repurchase of shares (2,236
  shares)..........................                                                             (18)          (18)
Comprehensive income (loss):
  Net loss.........................                            (104,598)                                 (104,598)
  Other comprehensive income
    (loss), net of tax:
    Currency translation
      adjustments..................                                            (38,441)                   (38,441)
    Net unrealized loss from
      available-for-sale securities
      (net of $0 tax)..............                                               (233)                      (233)
    Net realized gain from
      available-for-sale securities
      (net of $0 tax)..............                                                386                        386
                                                                                                        ---------
    Total comprehensive loss.......                                                                      (142,886)
                                     -------     --------     ---------       --------        -----     ---------
BALANCE--June 30, 2001.............  $85,735     $666,226     $(324,264)      $(44,820)       $(606)    $ 382,271
                                     =======     ========     =========       ========        =====     =========

           See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                         (In Thousands of U.S. Dollars)

                                                                SIX MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,   ENDED JUNE 30,
                                                                   2001             2000
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(104,598)       $ (60,753)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       29,624           13,379
    Amortization of financing costs.........................          505              987
    Extraordinary loss on early extinguishment of debt......           --            3,789
    Bad debt expense........................................       23,771            1,181
    Changes in operating assets and liabilities:
      Restricted cash.......................................       (4,661)            (748)
      Accounts, unbilled and value-added tax refunds
      receivables...........................................      (85,284)         (31,954)
      Prepaid expenses and other current assets.............       (3,575)          (8,366)
      Other assets..........................................        7,100              478
      Accounts payable and accrued liabilities..............       50,884           33,327
      Short-term deferred revenue...........................         (204)              --
      Long-term deferred revenue............................         (694)          25,753
                                                                ---------        ---------
          Net cash used in operating activities.............      (87,132)         (22,927)
                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (153,041)        (111,742)
  Receipts from maturity of restricted investments held in
  escrow....................................................       13,594           42,931
  Receipts from sale of available-for-sale securities.......       98,737               --
  Increase in long-term investments.........................       (4,138)         (23,480)
                                                                ---------        ---------
          Net cash used in investing activities.............      (44,848)         (92,291)
                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of short-term debt.................           --           29,726
  Proceeds from issuance of long-term debt..................           --           10,304
  Proceeds from issuance of common stock....................           71          682,067
  Payments on short-term debt...............................           --          (38,397)
  Payments on long-term debt................................       (1,384)         (78,001)
  Purchase of treasury stock................................          (18)            (558)
  Payments on restricted cash related to financing
  activities................................................           --          (19,318)
  Proceeds from restricted cash related to financing
  activities................................................       14,450            4,376
                                                                ---------        ---------
          Net cash provided by financing activities.........       13,119          590,199
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................        4,944            5,329
                                                                ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (113,917)         480,310
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................      162,162           28,504
                                                                ---------        ---------
  End of period.............................................    $  48,245        $ 508,814
                                                                =========        =========

           See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                         (In Thousands of U.S. Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest for the six months ending June 30, 2001 and 2000 was $16,040 and $19,499, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:

    At June 30, 2001 and 2000, network asset purchases of approximately $52,213 and $16,486, respectively, are included in accounts payable and accrued network costs.

    At December 31, 2000 and 1999, network asset purchases of approximately $59,721 and $39,720 respectively, are included in accounts payable and accrued network costs.

           See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

2. UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in shareholders' equity, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    The net effect of this change in functional currency for the six months ended June 30, 2001 was to reduce the net currency exchange loss and the net loss reported in the statement of operations for the six months ended June 30, 2001 by approximately $14,945 and to increase the negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity for the six months ended June 30, 2001 by approximately $14,945. The cumulative effect of this change in functional currency as of June 30, 2001 was to increase the cumulative negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity by approximately $31,957. Also as a result of the change, both basic and diluted loss per share for the six months ended June 30, 2001 were decreased by $0.35.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

            (In Thousands of U.S. Dollars, Except Share Information)

4. LOSS PER SHARE

    The following details the loss per share calculations for the three and six months ended June 30, 2001 and June 30, 2000:

                                                                                SIX MONTHS   SIX MONTHS
                                               THREE MONTHS     THREE MONTHS      ENDED        ENDED
                                                  ENDED            ENDED         JUNE 30,     JUNE 30,
                                              JUNE 30, 2001    JUNE 30, 2000       2001         2000
                                              --------------   --------------   ----------   ----------
Loss from operations........................    $  (46,063)      $  (17,329)    $  (73,959)  $  (34,387)
                                                ==========       ==========     ==========   ==========
Loss before extraordinary item..............    $  (59,354)      $  (12,776)    $ (104,598)  $  (56,964)
                                                ==========       ==========     ==========   ==========
Extraordinary loss from early extinguishment
  of debt...................................    $       --       $       --     $       --   $   (3,789)
                                                ==========       ==========     ==========   ==========
Net loss....................................    $  (59,354)      $  (12,776)    $ (104,598)  $  (60,753)
                                                ==========       ==========     ==========   ==========
Total number of shares used to compute basic
  and diluted loss per share................    42,865,000       41,663,000     42,858,000   39,047,000
                                                ==========       ==========     ==========   ==========

LOSS PER SHARE:
Loss from operations:
  Basic and diluted.........................    $    (1.07)      $    (0.42)    $    (1.73)  $    (0.88)
                                                ==========       ==========     ==========   ==========
Loss before extraordinary item:
  Basic and diluted.........................    $    (1.38)      $    (0.31)    $    (2.44)  $    (1.46)
                                                ==========       ==========     ==========   ==========
Extraordinary loss:
  Basic and diluted.........................    $       --       $       --     $       --   $    (0.10)
                                                ==========       ==========     ==========   ==========
Net loss:
  Basic and diluted.........................    $    (1.38)      $    (0.31)    $    (2.44)  $    (1.56)
                                                ==========       ==========     ==========   ==========

    Potential dilutive securities have been excluded from the computation for the three and six months ended June 30, 2001 and June 30, 2000 as their effect is anti-dilutive. Had Carrier1 been in a net income position, the number of weighted-average shares used to compute diluted earnings per share would have included an additional 1,754,000 and 2,473,000 shares for the three and six months ended June 30, 2001, respectively and 4,507,000 shares for the three and six months ended June 30, 2000, related to outstanding warrants, stock options and stock subscriptions (determined using the treasury stock method at the estimated average market value).

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

            (In Thousands of U.S. Dollars, Except Share Information)

5. PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2001 and December 31, 2000, respectively, consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Network equipment...........................................  $194,573     $168,597
Owned fiber network.........................................   119,045      124,682
Indefeasible right-of-use investments.......................   101,536       98,201
Leasehold improvements......................................    36,195       25,694
Furniture, fixtures and office equipment....................    19,447       16,534
Construction in progress....................................    80,921       36,682
                                                              --------     --------
                                                               551,717      470,390
Less: accumulated depreciation and amortization.............   (71,452)     (47,196)
                                                              --------     --------
  Property and equipment, net...............................  $480,265     $423,194
                                                              ========     ========

6. DEBT

    During the six months ended June 30, 2000, the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. resulted in an after-tax extraordinary loss of $3,789, or $0.10 per share.

7. RELATED PARTY TRANSACTIONS

    In January 2001, Carrier1 invested an additional $4,324 in DigiPlex S.A., a related party.

8. INCOME TAXES

    Carrier1 has tax loss carryforwards of approximately $90,253 at June 30, 2001. The ability of Carrier1 to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Due to its limited history, Carrier1 was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

9. SEGMENT INFORMATION

    Summarized financial information concerning Carrier1's reportable segments for the six months ended June 30, 2001 and June 30, 2000 is shown in the following table. The "Other" column includes unallocated shared network and corporate-related assets which are all assets other than network equipment that has been identified as relating to a specific segment.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES

               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

            (In Thousands of U.S. Dollars, Except Share Information)

9. SEGMENT INFORMATION (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2001:

                                                      VOICE       DATA
                                                     SERVICES   SERVICES    OTHER     CONSOLIDATED
                                                     --------   --------   --------   ------------
Revenues...........................................  $127,649   $69,961                 $197,610
Fixed cost contribution............................     5,351    30,733                   36,084
Identifiable assets................................    23,577    25,691    $858,342      907,610

SIX MONTHS ENDED JUNE 30, 2000:

                                                       VOICE       DATA
                                                      SERVICES   SERVICES    OTHER     CONSOLIDATED
                                                      --------   --------   --------   ------------
Revenues............................................  $95,635    $13,163                 $ 108,798
Fixed cost contribution.............................    9,453     10,925                    20,378
Identifiable assets.................................   29,642      6,421    $971,976     1,008,039

    The following table reconciles the fixed cost contribution for reportable segments to the loss before income tax benefit for the six months ended
June 30, 2001 and June 30, 2000:

                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              ---------   --------
Total fixed cost contribution for reportable segments.......  $  36,084   $ 20,378
Unallocated amounts:
  Unallocated cost of services (exclusive of items shown
    separately below).......................................    (32,015)   (24,583)
  Selling, general and administrative expenses..............    (48,404)   (16,803)
  Depreciation and amortization.............................    (29,624)   (13,379)
  Other expense.............................................    (30,639)   (22,577)
                                                              ---------   --------
Loss before income tax benefit and extraordinary item.......  $(104,598)  $(56,964)
                                                              =========   ========

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

OVERVIEW

    In recent months, the overall economic situation has worsened significantly, especially for companies operating in technology and telecommunications-related market segments. The economic slowdown has affected and will continue to affect Carrier1. We recognize that a sustained economic slowdown for companies operating in technology and telecommunications-related markets segments may have a material adverse effect on our business. This slowdown recently has manifested itself in the capital markets downturn, announcements by various technology and telecommunications companies warning of slowing revenue growth and reduced profits or increased financial losses, and certain of our suppliers and customers experiencing business failures.

    In light of these developments, we have begun to take the following actions:

    - Significantly increase our overall bad debt provisions for this quarter and for the whole year 2001

    - Actively discontinue commercial relationships with customers and customer groups that we believe may expose us to bad debt in the future or who do not provide us with a minimum monthly revenue base which we feel is necessary to deliver viable economic returns

    - Reduce the number of products and services we offer in certain geographic markets

    - Implement stringent credit policies and monitoring tools

    - Allocate significant management time and effort to receivables management

    - Replace certain suppliers of network and termination capacity as the economic viability of the overall supplier base for such services remains uncertain

    As a result of economic conditions and related actions taken by us as described above, our financial performance has been negatively affected. We expect that certain of these conditions will require further action that may materially affect our future financial performance.

   THREE MONTHS ENDED JUNE 30, 2001, MARCH 31, 2001 AND JUNE 30, 2000 AND SIX
                      MONTHS ENDED JUNE 30, 2001 AND 2000
                                 SUMMARY TABLE

                                    THREE           THREE            THREE
                                   MONTHS           MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                    ENDED           ENDED            ENDED           ENDED           ENDED
                                JUNE 30, 2001   MARCH 31, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                -------------   --------------   -------------   -------------   -------------
                                                    $000, EXCEPT SHARES AND PER SHARE DATA
Voice services revenue........   $   69,022       $   58,627      $   47,926      $  127,649      $   95,635
Data services revenue.........       39,011           30,950           9,605          69,961          13,163
                                 ----------       ----------      ----------      ----------      ----------

TOTAL REVENUE.................      108,033           89,577          57,531         197,610         108,798
Cost of services (exclusive of
  amounts shown separately
  below)......................      108,850           84,691          58,467         193,541         113,003
Selling, general and
  administrative expenses.....       29,080           19,324           9,165          48,404          16,803
                                 ----------       ----------      ----------      ----------      ----------

EBITDA........................      (29,897)         (14,438)        (10,101)        (44,335)        (21,008)

Depreciation and
  amortization................       16,166           13,458           7,228          29,624          13,379

OTHER INCOME (EXPENSE):
Interest expense..............       (7,987)          (8,088)         (5,712)        (16,075)        (15,836)
Interest income...............        2,889            3,843           6,406           6,732           9,090
Currency exchange (loss) gain,
  net.........................       (8,186)         (13,106)          3,862         (21,292)        (15,825)
Other income (expense)........           (7)               3              (3)             (4)             (6)
                                 ----------       ----------      ----------      ----------      ----------
Total other income
  (expense)...................      (13,291)         (17,348)          4,553         (30,639)        (22,577)
                                 ----------       ----------      ----------      ----------      ----------
LOSS BEFORE INCOME TAX EXPENSE
  AND EXTRAORDINARY ITEM......      (59,354)         (45,244)        (12,776)       (104,598)        (56,964)
Income tax expense............           --               --              --              --              --
                                 ----------       ----------      ----------      ----------      ----------

LOSS BEFORE EXTRAORDINARY
  ITEM........................      (59,354)         (45,244)        (12,776)       (104,598)        (56,964)
Extraordinary loss on early
  extinguishment of debt......           --               --              --              --          (3,789)
                                 ----------       ----------      ----------      ----------      ----------
NET LOSS......................   $  (59,354)      $  (45,244)     $  (12,776)     $ (104,598)     $  (60,753)
                                 ==========       ==========      ==========      ==========      ==========

BASIC AND DILUTED LOSS PER
  SHARE:
Loss before extraordinary
  item........................   $    (1.38)      $    (1.06)     $    (0.31)     $    (2.44)     $    (1.46)
                                 ==========       ==========      ==========      ==========      ==========
Extraordinary loss on early
  extinguishment of debt......           --               --              --              --      $    (0.10)
                                 ==========       ==========      ==========      ==========      ==========
Net loss......................   $    (1.38)      $    (1.06)     $    (0.31)     $    (2.44)     $    (1.56)
                                 ==========       ==========      ==========      ==========      ==========
Weighted average shares
  outstanding.................   42,865,000       42,846,000      41,663,000      42,858,000      39,047,000
                                 ==========       ==========      ==========      ==========      ==========

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

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 AND THREE MONTHS ENDED JUNE 30, 2000:

    REVENUE

    Revenues for the three months ended June 30, 2001 were approximately
$108.0 million, representing an increase of approximately 21% over revenues for the three months ended March 31, 2001 of approximately $89.6 million and approximately 88% over revenues for the three months ended June 30, 2000 of approximately $57.5 million. We divide our revenues into two principal categories: voice services revenue and data services revenue. Voice services revenue increased from the three months ended June 30, 2000 of $47.9 million and the three months ended March 31, 2001 of $58.6 million to $69.0 million for the three months ended June 30, 2001. Data services revenues increased from the three months ended June 30, 2000 of $9.6 million and the three months ended March 31, 2001 of $31.0 million to $39.0 million for the three months ended
June 30, 2001.

    Increased revenue from the prior periods reflects significant growth in demand for our service offerings primarily from existing customers. During 2000 and the first quarter of 2001, we focused on developing a number of enhanced voice services and data services, such as Internet access, value added Internet transport, a Virtual Internet Service Provider, or VISP, platform, as well as a variety of content distribution and caching service offerings. Since the second quarter of 2001, we have concentrated on identifying our core customer groups and geographic market segments and have attempted to market our existing products and services in those markets and to those customers. We did not expand our geographic footprint or product offerings but rather looked to exploit our existing capabilities.

    VOICE SERVICES: Revenues from wholesale voice services and enhanced voice services, that is, the revenues we derived from calling cards, premium number services and other enhanced voice services, for the three months ended June 30, 2001 were approximately $69.0 million, representing an increase of approximately 18% over revenues for the three months ended March 31, 2001 of approximately $58.6 million and approximately 44% over revenues for the three months ended June 30, 2000 of approximately $47.9 million. Voice traffic volume during the three months ended June 30, 2001 was approximately 579 million minutes compared with approximately 443 million and 343 million minutes during the three months ended March 31, 2001 and June 30, 2000, respectively. The average revenue per minute during the three months ended June 30, 2001 decreased approximately 10% and 15% from the three months ended March 31, 2001 and June 30, 2000, respectively. The price decrease reflects a change in traffic mix as well as overall price decreases for voice services as a result of increased competition. However, we believe prices may stabilize if the number of direct competitors decreases as the telecommunications industry continues to experience business failures and further consolidation.

    We have made significant efforts during this quarter to discontinue commercial relationships with voice customers and voice customer groups that may expose us to bad debt in the future or provide us with an inadequate return on capital. Instead we have attempted to concentrate on selling our services to our core customers. Therefore, the voice volume increases from the three months ended March 31,

2001 and June 30, 2000 to the three months ended June 30, 2001, were driven mostly by the growth in volume from certain of our existing customers.

    DATA SERVICES: Repetitive data services revenues, that is, the revenues we derived from Internet transport, Internet access services, bandwidth, infrastructure, and data center services for the three months ended June 30, 2001 were approximately $28.6 million, representing a 24% increase over revenues for the three months ended March 31, 2001 of approximately $23.1 million and approximately 484% over revenues for the three months ended June 30, 2000 of approximately $4.9 million. This increase was primarily driven by increases in revenues from bandwidth, infrastructure and VISP services. Non-recurring data revenues, or one-time sales, such as duct, bandwidth IRU, and fiber sales were approximately $10.4 million, $7.9 million, and $4.7 million during the three months ended June 30, 2001, March 31, 2001, and June 30, 2000, respectively. We expect that data services revenues as a percentage of total revenues will continue to increase due to the implementation of existing service contracts, the introduction of new services, and the likelihood of winning new customers as a result of our expanded services.

    The increase in non-recurring data revenues from the three months ended March 31, 2001 and June 30, 2000, is primarily attributable to services provided to two customers. During the three months ended June 30, 2001, we recognized approximately $7.7 million in revenue and $1.2 million in gross margin for a sale of fiber optic cable. We also recognized revenue that was previously deferred from an IRU sale to a customer that went into bankruptcy proceedings during the second quarter of 2001. Net revenue of approximately $1.9 million, or $3.2 million of gross revenue reduced by the unpaid receivable balance of $1.3 million, was recognized during the second quarter of 2001.

    COST OF SERVICES

    Cost of services (exclusive of items shown separately) for the three months ended June 30, 2001 were approximately $108.9 million, representing a 29% increase over cost of services for the three months ended March 31, 2001 of approximately $84.7 million and an 86% increase over cost of services for the three months ended June 30, 2000 of approximately $58.5 million. Depreciation of our network assets is included in depreciation and amortization.

    Cost of services consist of voice and Internet interconnection and termination costs, network operating costs, transmission costs, temporary or permanent leases for transmission capacity and costs related to duct, bandwidth IRU, and fiber sales. The increase from the second quarter of 2000 and the first quarter of 2001 to the second quarter of 2001 was primarily attributable to interconnection payments associated with the volume increase in traffic for our voice services, additional network operating costs associated with the increased demand for our repetitive data services, VISP termination costs, which were new in 2001, the development of new services, and our geographic expansion. The voice market suffered from extreme instability during the second quarter of 2001. Unusually high traffic due to the reduced number of carriers and volatility among suppliers we use to terminate traffic significantly increased our termination costs and negatively impacted our gross margin. We expect, as we optimize our supplier base and the overall market stabilizes, that gross margins should improve.

    OPERATING EXPENSES

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were approximately $29.1 million, representing a 51% increase over the three months ended March 31, 2001 of approximately $19.3 million and a 216% increase over the three months ended June 30, 2000 of approximately $9.2 million. This increase was primarily attributable to increases in bad debt expense. Bad debt expense totaled $16.8 million, $7.0 million and $0.9 million for the three months ended June 30, 2001, March 31, 2001 and June 30, 2000, respectively. Bad debt expense for the second quarter of 2001, specifically relating to the voice business, was higher than previously anticipated due to the increased number of bankruptcies in the industry and our further efforts to trim our customer base. During the second quarter of 2001, we began reducing the number of companies connected to our pan-European network to reduce potential credit risks.

    A portion of the increase in selling, general, and administrative expenses related to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth.

    Expressed as a percentage of revenues, selling, general and administrative expenses increased from 16% in the second quarter of 2000 to 22% in the first quarter of 2001 and to 27% in the second quarter of 2001. This increase was primarily driven by the significant amount of bad debt expense. Excluding bad debt expense, our selling, general and administrative expenses expressed as a percentage of our revenue has improved over these three periods from 14% in the second quarter of 2000 and first quarter of 2001 to 11% in the second quarter of 2001.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses was approximately $16.2 million during the three months ended June 30, 2001 compared to approximately $13.5 million and $7.2 million for the three months ended
March 31, 2001 and June 30, 2000, respectively. The increase was primarily attributable to the completion and initial operation of the German fiber ring during the third quarter of 2000 and additional investments in metro rings, ducts, fiber, cables, electronics, network equipment, and the build-out of data centers during the second half of 2000 and first half of 2001. Once again, the additional investments are mainly attributable to growth of demand for our services and the geographic expansion of our network footprint.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

    We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for the three months ended June 30, 2001 reflected a loss of $29.9 million, compared with losses of $14.4 million and $10.1 million for the three months ended March 31, 2001 and June 30, 2000, respectively. This increase in our EBITDA loss is primarily attributable to bad debt expense. In addition, our EBITDA margin declined from (16)% and (18)% for the three months ended March 31, 2001 and June 30, 2000, respectively, to (28)% for the three months ended June 30, 2001. This decline is primarily attributable to the increase in bad debt expense and termination costs, as well as the discontinuation of certain customer relationships.

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

    OTHER INCOME (EXPENSE)

    INTEREST EXPENSE AND INTEREST INCOME. Net interest income (expense) was approximately ($5.1) million during the three months ended June 30, 2001 compared to approximately ($4.2) million and $0.7 million for the three months ended March 31, 2001 and June 30, 2000, respectively. Interest income was approximately $2.9 million during the three months ended June 30, 2001 compared with approximately $3.8 million and $6.4 million for the three months ended March 31, 2001 and June 30, 2000, respectively. This decrease is primarily attributable to the various sales of our marketable securities during the three months ended June 30, 2001. Interest expense was approximately $8.0 million during the three months ended June 30, 2001 compared to approximately
$8.1 million and

$5.7 million for the three months ended March 31, 2001 and June 30, 2000, respectively. This increase from the three months ended June 30, 2000 is primarily attributable to $2.7 million of interest that was capitalized during the three months ended June 30, 2000.

    CURRENCY EXCHANGE GAIN (LOSS)--NET. Currency exchange gain (loss), net, was approximately ($8.2) million during the three months ended June 30, 2001 compared to approximately ($13.1) million and $3.8 million for the three months ended March 31, 2001 and June 30, 2000, respectively. The 37% decrease in the currency exchange loss, net from the three months ended March 31, 2001 is primarily attributable to the strengthening of the U.S. dollar during the second quarter of 2001 against most European currencies to a lesser extent than in the first quarter of 2001. The increase in the currency exchange loss, net for the second quarter of 2001 from a gain position during the second quarter of 2000, is a result of the U.S. dollar strengthening against most European currencies during the second quarter of 2001 while it weakened against such currencies during the second quarter of 2000.

    LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM

    Our loss before income tax benefit and extraordinary item was approximately $59.4 million during the three months ended June 30, 2001 compared to approximately $45.2 million and $12.8 million for the three months ended
March 31, 2001 and June 30, 2000, respectively. The increase in our loss is due to the aforementioned changes in revenues and expenses.

    INCOME TAX BENEFIT

    For each of the periods, we generated tax losses on ordinary activities and therefore did not incur a tax obligation. We have recorded a valuation allowance for the full amount of tax loss carryforwards generated in each of the three periods.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

    REVENUE

    Revenues increased 82% from $108.8 million for the six months ended
June 30, 2000 to $197.6 million for the six months ended June 30, 2001. We divide our revenues into two principal categories: voice services revenue and data services revenue. Voice services revenues increased 33% from $95.6 million for the six months ended June 30, 2000 to $127.6 million for the six months ended June 30, 2001. Data services revenues increased 430% from $13.2 million for the six months ended June 30, 2000 to $70.0 million for the six months ended June 30, 2001.

    Increased revenue from the prior year's six-month period reflects significant growth in demand for our service offerings from both new and existing customers, a variety of new service introductions and a significant expansion of our market. During 2000 and into the first six months of 2001, we have focused on developing a number of enhanced voice services and data services, such as Internet access, value added Internet transport, a VISP platform as well as a variety of content distribution and caching service offerings. Another focal point was the development of partnerships with other data services providers to facilitate distribution of our core services and provide better end-user functionality to our customer's customers.

    VOICE SERVICES: Revenues from wholesale voice services and enhanced voice services increased 33% from $95.6 million for the six months ended June 31, 2000 to $127.6 million for the six months ended June 30, 2001. Voice traffic volume during the six months ended June 30, 2001 increased approximately 57% over the six months ended June 30, 2000. The average revenue per minute during the six months ended June 30, 2001 decreased approximately 15% from the six months ended June 30, 2000. The price decrease reflects a change in traffic mix as well as overall price decreases for voice services as a result of increased competition. However, we believe prices may stabilize if the number of direct competitors decreases as the telecommunications industry continues to experience business failures and further consolidation.

    The voice volume increases from the six months ended June 30, 2000 to the six months ended June 30, 2001 were driven not only by the growth in our customer base, the build-out of our network, the formation of subsidiaries and the establishment of sales teams in the Nordic countries, Italy and Spain, but was also due to the launch of new enhanced services.

    DATA SERVICES: Repetitive data services revenues, that is, the revenues we derived from Internet transport, Internet access services, bandwidth, infrastructure, and data center services increased 508% from $8.5 million for the six months ended June 30, 2000 to $51.7 million for the six months ended June 30, 2001. This increase was primarily driven by increases in revenues from bandwidth, infrastructure and VISP services. Non-recurring data revenues, or one-time sales, such as duct, bandwidth IRU, and fiber sales were approximately $18.3 million and $4.7 million during the six months ended June 30, 2001 and 2000, respectively. This increase is primarily the result of two sales of fiber optic cable which resulted in revenue of $11.8 million during the first six months of 2001. We expect that data services revenues as a percentage of total revenues will continue to increase due to the implementation of existing service contracts, the introduction of new services, and the likelihood of winning new customers as a result of our expanded services.

    COST OF SERVICES

    Cost of services (exclusive of items shown separately) increased by 71% from $113.0 million for the six months ended June 30, 2000 to $193.5 million for the six months ended June 30, 2001. Depreciation of our network assets is included in depreciation and amortization.

    Cost of services consist of voice and Internet interconnection and termination costs, network operating costs, transmission costs, temporary or permanent leases for transmission capacity and costs related to duct, bandwidth IRU, and fiber sales. The increase from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily attributable to interconnection payments associated with the volume increase in traffic for our voice services, additional network operating costs associated with the increased demand for our repetitive data services, the development of new services, and our geographic expansion. In addition, VISP termination costs were new during 2001. The voice market suffered from extreme instability during the second quarter of 2001. Unusually high traffic due to the reduced number of carriers and volatility among suppliers we use to terminate traffic significantly increased our termination costs.

    OPERATING EXPENSES

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 188% from $16.8 million for the six months ended June 30, 2000 to $48.4 million for the six months ended June 30, 2001. This increase was primarily attributable to bad debt expense of $23.8 million for the six months ended June 30, 2001 as compared to $1.2 million for the six months ended June 30, 2000. We increased our provision due to concerns over the economic viability of some of our customers, primarily in the voice services segment, which have been negatively impacted by the recent economic slowdown. A portion of the increase in selling, general, and administrative expenses related to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 15% in the six months ended June 30, 2000 to 24% in the six months ended June 30, 2001. This increase was primarily driven by the significant amount of bad debt expense. Excluding bad debt expense, our selling, general and administrative expenses expressed as a percentage of our revenue have improved from 14% for the six months ended June 30, 2000 to 12% for the six months ended June 30, 2001.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses increased from $13.4 million for the six months ended June 30, 2000 to $29.6 million for the six months ended June 30, 2001. The increase was primarily attributable to the completion and initial operation of the German fiber ring, additional investments in metro rings, ducts, fiber, cables, electronics, network equipment, and the build-out of data centers. Once again, the additional investments are mainly attributable to growth of demand for our services and our geographic expansion of the network footprint.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

    We define EBITDA as earnings before interest, taxes, depreciation, amortization, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for the six months ended June 30, 2001 reflected a loss of $44.3 million, compared with a loss of $21.0 million for the six months ended June 30, 2000. This increase in our EBITDA loss is primarily attributable to bad debt expense. In addition, our EBITDA margin declined from
(19)% for the six months ended June 30, 2000 to (22)% for the six months ended June 30, 2001. This decline is primarily attributable to the increase in bad debt expense and termination costs, as well as the discontinuation of certain customer relationships.

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

    OTHER INCOME (EXPENSE)

    INTEREST EXPENSE AND INTEREST INCOME. Net interest expense increased from $6.7 million for the six months ended June 30, 2000 to $9.4 million for the six months ended June 30, 2001. Interest income decreased from $9.1 million for the six months ended June 30, 2000 to $6.7 million for the six months ended
June 30, 2001. This decrease was primarily attributable to the various sales of our marketable securities during the six months ended June 30, 2001. Interest expense increased from $15.8 million for the six months ended June 30, 2000 to $16.1 million for the six months ended June 30, 2001. This increase from the six months ended June 30, 2000 was primarily attributable to $4.1 million of interest that was capitalized during the six months ended June 30, 2000, offset by the reduction in interest expense during 2001 as a result of the repayment of certain debt facilities during the first six months of 2000.

    CURRENCY EXCHANGE GAIN (LOSS)--NET. Currency exchange loss, net, increased 35% from $15.8 million for the six months ended June 30, 2000 to $21.3 million for the six months ended June 30, 2001. During the first six months of 2001, the U.S. dollar strengthened against most European currencies to a greater extent than during the first six months of 2000, primarily due to the weakening of the U.S. dollar during the second quarter of 2000 which led to a currency exchange gain of $3.9 million during that period. This decrease is also affected by the change in functional currency of the Luxembourg holding company that reduced the currency exchange loss, net, reported in the unaudited statement of operations by $14.9 million for the six months ended June 30, 2001 as described under the caption "--Liquidity and Capital Resources."

    LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM

    Our loss before income tax benefit and extraordinary item increased from $57.0 million for the six months ended June 30, 2000 to $104.6 million for the six months ended June 30, 2001 due to the aforementioned changes in revenues and expenses.

    INCOME TAX BENEFIT

    For both periods, we generated tax losses on ordinary activities and therefore did not incur a tax obligation. We have recorded a valuation allowance for the full amount of tax loss carryforwards generated in each of the two periods.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

    For the six months ended June 30, 2000, an after-tax extraordinary loss of $3.8 million resulted from the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. These facilities were repaid as part of our initial public offering as described under the caption "--Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

    The costs associated with the initial installation and expansion of our networks, including development, installation and initial operating expenses, have been, and in new markets are expected to be, significant and will result in negative cash flow. Negative cash flow is expected to continue until an adequate customer base and related revenue stream have been established. We believe that our operating losses and negative cash flow will continue until at least 2002 as we selectively expand our networks and service offerings.

    CASH FLOW INFORMATION

    Net cash used in operating activities increased to $87.1 million for the six months ended June 30, 2001 compared to $22.9 million for the six months ended June 30, 2000. The increase was primarily derived from changes in receivables, accounts payable and accrued liabilities.

    Receivables, which includes accounts, unbilled and value-added tax, or VAT, refunds receivable, increased by $85.3 million to $190.6 million for the six months ended June 30, 2001 compared to an increase of $32.0 million for the six months ended June 30, 2000. Receivables increased during these periods as a result of increased volume and number of customers as well as difficulties in collecting certain receivables due to the change in economic conditions in the telecommunications industry. We also expect to receive net VAT refunds of approximately $40 million from various governmental institutions before year-end.

    Accounts payable and accrued liabilities increased by $50.9 million to $189.9 million for the six months ended June 30, 2001 compared to an increase of $33.3 million for the six months ended June 30, 2000. Accounts payable and accrued liabilities increased during these periods due to the continued expansion of the business.

    We used $44.8 million in cash for net investing activities during the six months ended June 30, 2001 compared to $92.3 million during the six months ended June 30, 2000. We paid $153.0 million for property and equipment during the six months ended June 30, 2001 compared to $111.7 million for the six months ended June 30, 2000, in order to invest in fiber infrastructure and transmission equipment.

The 2001 expenditures included payments for major infrastructure projects including the German network, the Hanover cross-connect, the development of the Southern Ring, and the UK network. We plan to continue investing in infrastructure projects, such as metropolitan networks. In addition, we sold $98.7 million of available-for-sale securities during the first six months of 2001 to help fund operating costs and capital expenditures.

    Net cash provided by financing activities was $13.1 million during the six months ended June 30, 2001 compared to $590.2 million during the six months ended June 30, 2000. On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (u)87 per share (approximately $87.42 per share). We received proceeds of approximately $681.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. The net cash provided was used to help fund purchases of property and equipment, investments, operating losses and the repayment on a portion of the long-term debt that was incurred during 1999.

    On February 19, 1999, we issued $160 million and (u)85 million (currently $72.0 million) of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with detachable warrants. These notes contain covenants that restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger.

    As required by the terms of the notes, Carrier1 used approximately
$49.2 million of the net proceeds to purchase a portfolio of U.S. Government securities and approximately (u)26.9 million ($29.8 million) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of notes to collateralize and fund the first five interest payments. As of June 30, 2001, the remaining balance of restricted investments is sufficient to pay one semi-annual interest payment on our long-term debt.

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

    We believe that our cash and marketable securities on hand and future capacity sales on our network will provide sufficient funds for us to selectively expand our business and to fund operating losses through 2002. However, the amount of future capital requirements will depend on a number of factors, including:

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

    Additional factors that are not within our control, including competitive conditions, government regulatory developments and capital, may also impact our future capital requirements. Depending on the factors listed above, we may need to issue additional debt, secure additional credit or vendor financing facilities, continue to delay or reduce some or all of our development and expansion plans or may be required to seek other sources of funding. Carrier1 may not be able to secure any such financing, if and when it is needed. Our inability to secure additional funding may have a material adverse effect on our business.

    FOREIGN CURRENCY

    We report our financial results in U.S. dollars. We make interest and principal payments on our 13 1/4% senior notes in U.S. dollars and euros. However, the majority of our revenues and operating costs are derived from sales and operations outside the United States and incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on our results of operations and balance sheet data.

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

    The net effect of this change in functional currency for the six months ended June 30, 2001 was to decrease the currency exchange loss (net) and the net loss reported in the unaudited statement of operations by approximately
$14.9 million and to increase the negative currency translation adjustment component of other comprehensive loss reported in the statement of shareholders' equity by approximately $14.9 million for the six months ended June 30, 2001.

    The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-euro denominated currencies, such as pounds sterling.

    Although we do not currently engage in exchange rate-hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engage in other similar hedging strategies in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Because our outstanding debt at June 30, 2001 is fixed-rate debt, a change in market interest rates has no material effect on our earnings, cash flows or financial condition.

    We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior dollar notes, and with transactions in currencies other than local currencies in which we operate. As of June 30, 2001, we did not have a position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from our foreign currency exchange rate exposures.

    In addition, we have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. The introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject as of June 30, 2001 (other than fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc). Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior dollar notes.

    The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of June 30, 2001. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at June 30, 2001. The actual cash flows are payable in either U.S. dollars ($) or euro (u), as indicated in the parentheses. Fair value of the dollar and euro notes was estimated based on quoted market prices. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of June 30, 2001.

EXPECTED MATURITY DATE      2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
----------------------    --------   --------   --------   --------   --------   ----------   --------   ----------
                                                               (IN THOUSANDS)
Notes payable:
  Fixed rate (u)........                                                          $ 72,034    $ 72,034     $29,174
  Interest rate.........                                                             13.25%      13.25%
  Fixed rate ($)........                                                          $160,000    $160,000     $64,800
  Interest rate.........                                                             13.25%      13.25%

Other long-term debt:
  Fixed rate ($)........   $1,454      $753                                                   $  2,207     $ 2,207
  Interest rate.........      9.7%      9.7%

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We may from time to time be a party to litigation that arises in the normal course of our business operations. Since our inception we have not been, and we are not presently, a party to any litigation or arbitration that we believe had or would reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarterly period ended June 30, 2001, we issued 4,408 shares of our common stock in exchange for warrants that were exercised.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the second quarter of 2001, certain matters were submitted to a vote of security holders at the statutory annual meeting of shareholders of Carrier1 International S.A.

    The Annual Meeting of Shareholders was held on June 12, 2001, in Luxembourg. At the Annual Meeting, 29,029,769 voting shares were present. The table below discloses the vote with respect to each proposal:

PROPOSAL I

    To approve the statutory accounts of Carrier1 International for the year ended December 31, 2000, and the reports of its statutory auditors, dated May 7, 2001 and of its Board of Directors on the statutory accounts, dated May 7, 2001.

For: 28,956,015           Against: 71,062           Abstain: 2,962

PROPOSAL II

    To approve the application of the profit of US dollar 571,490 reported by Carrier1 International for the year ended December 31, 2000 towards the reduction of the loss carried forward from the previous period ended December 31, 1999 and to carry forward the balance of the loss to the next financial year.

For: 29,029,769           Against: none             Abstain: none

PROPOSAL III

    To discharge the Board of Directors of Carrier1 International--pursuant to
Article 74 of the Luxembourg's Company Law--from the execution of their mandate as directors for the year ended December 31, 2000.

For: 29,029,769           Against: none             Abstain: none

PROPOSAL IV

    To discharge the statutory auditors of Carrier1 International--pursuant to
Article 74 of Luxembourg's Company Law--from the execution of their mandate as statutory auditors for the year ended December 31, 2000.

For: 29,029,769           Against: none             Abstain: none

ITEM 5. OTHER INFORMATION

    The Company announced the retirement of its President and Chief Executive Officer, Stig Johansson. A search for a new CEO is nearing completion, and the Company expects to announce the new CEO within 30 days of the date of this filing. In the interim, executive duties will be assumed by senior officers of the Company who will report to Victor Pelson, our non-executive Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.1            Consulting Agreement, dated as of May 16, 2001, by and among
                          Carrier1 International S.A. and Victor A. Pelson.

(b) Reports on Form 8-K

    We filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2001:

    Form 8-K dated April 3, 2001, and filed with the Securities and Exchange Commission on
April 5, 2001, regarding the filing of our Annual Report on Form 10-K for the year ended
December 31, 2000.

    Form 8-K dated May 14, 2001, and filed with the Securities and Exchange Commission on
May 14, 2001, announcing the unaudited financial results for the quarter ended March 31, 2001.

    Form 8-K dated May 16, 2001, and filed with the Securities and Exchange Commission on
May 16, 2001, announcing the appointment of Victor Pelson as Chairman of the Board.

    Form 8-K dated June 8, 2001, and filed with the Securities and Exchange Commission on
June 8, 2001, regarding its first annual investor meeting and annual meeting of shareholders to be held on June 12, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CARRIER1 INTERNATIONAL S.A.

                                                       BY:              /S/ STIG JOHANSSON
                                                            -----------------------------------------
                                                                          Stig Johansson
                                                              DIRECTOR, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT
                                                                  (PRINCIPAL EXECUTIVE OFFICER)
                                                                      Date:  August 14, 2001

                                                       BY:               /S/ ALEX SCHMID
                                                            -----------------------------------------
                                                                           Alex Schmid
                                                                     CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)
                                                                      Date:  August 14, 2001