Form 10-Q
period 2001-09-30
CARRIER1 INTERNATIONAL S A
filed 2001-11-14
CIK 1081824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -----------

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ________

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

   Yes /X/  No / /

         At November 12, 2001 there were 42,883,039 shares of Common Stock of the registrant outstanding.

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

         The statements contained in this report that are not historical facts are "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks, uncertainties and assumptions. These forward-looking statements include those regarding Carrier1's ability to implement its business and financial plans, its ability to develop and expand its business, its ability to reduce and manage costs, its ability to design, configure, develop and operate its networks successfully, its ability to continue increasing its consumer base, its ability to take advantage of new technologies, its markets, including the future growth of the European telecommunications market, the effects of regulation, including tax regulations, litigation, its anticipated future revenues, capital spending and financial resources and other statements contained in this report regarding matters that are not historical facts. Such forward-looking statements may be included in, but are not limited to, those set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

         We have based these forward-looking statements on our current expectations and projections about future events and on industry publications. We have not independently verified the data derived from industry publications. Management of Carrier1 cautions the reader that these forward-looking statements and performance are subject to risks, uncertainties and other factors that could cause actual results to vary materially from future results indicated, expressed or implied in such forward-looking statements. No assurance can be given that the future results will be achieved. Actual events or results may differ materially as a result of such risks and uncertainties facing Carrier1. Such risks and uncertainties include, but are not limited to:

         - the success or failure of our tender offer for our high yield notes;

         -        our expectation of net losses and negative cash flow;

         - our lack of control over third parties on whom we rely for the operation or maintenance of portions of our network;

         - the competitiveness of the telecommunications industry and our ability to compete successfully;

         -        difficulty we may experience in retaining or hiring employees;

         - customers diverting traffic to another carrier based on small price changes;

         - customers or potential customers reducing, terminating or choosing not to do business with us due to our financial difficulties;

         - loss of, or change of relationship with, one or more important customers;

         - terms required by our suppliers reducing our financial flexibility;

         - the high exposure of our revenue base to the financial condition of other companies in the telecommunications sector;

         -        inherent risks of alliances, joint ventures and partnerships;

         - adverse effects of the international scope of our operations on our business;

         - loss of government licenses, or the possibility of more onerous government regulation;

         -        rapid change in our industry and technological competition;

         - control of us by parties whose interests may not be aligned with other holders of our securities;

         - loss of customers and revenues if we are unable to improve and adapt our operations and systems;

         - inadequate interconnection and peering arrangements causing us to incur higher termination costs than competitors;

         - our inability to obtain sufficient cost-effective transmission capacity delaying our market penetration;

         - transmission costs continuing to be higher than target or the need to make further capital expenditures to obtain capacity;

         -        incorrect estimates of our needs for capacity;

         - difficulty enhancing our billing, customer and information systems; and

         - enforcement of judgments against us requiring compliance with non-U.S. law.

         Certain information contained in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties that are detailed in our most recent Form 10-K as of December 31, 2000 and in our Offers to Purchase and Consent Solicitations Statement, dated November 6, 2001, as filed on Form 8-K on November 7, 2001.

                           CARRIER1 INTERNATIONAL S.A.
                                    FORM 10-Q
                                      INDEX

                          PART I-FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                                                                                5

            Consolidated Balance Sheets-September 30, 2001 (Unaudited) and December 31, 2000                                    5

            Unaudited Consolidated Statements of Operations-Three and Nine Months Ended September 30, 2001 and 2000             6

            Unaudited Consolidated Statement of Changes in Shareholders' Equity-Nine Months Ended September 30, 2001            7


            Unaudited Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2001 and 2000                       8

            Notes To Unaudited Consolidated Financial Statements-Three and Nine Months Ended September 30, 2001 and 2000       10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              16

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                         30

                         PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                                  32

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                          32

ITEM 5.     OTHER INFORMATION                                                                                                  32

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                                   32

            Signatures                                                                                                         33

                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
             (In Thousands of U.S. Dollars, Except Share Information)

                                                                                       SEPTEMBER 30, 2001         DECEMBER 31, 2000*
                                                                                    -----------------------       ------------------
                                                                                    (UNAUDITED)(SEE NOTE 2)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $              36,342         $          162,162
     Restricted cash                                                                               13,853                     24,429
     Restricted investments held in escrow                                                              -                     29,951
     Available-for-sale securities                                                                 83,510                    198,186
     Accounts receivable, net of allowance for doubtful accounts of
        $32,489 and $5,659 respectively                                                            88,272                     77,625
     Unbilled receivables                                                                          34,652                     32,202
     Value-added tax refunds receivable                                                            46,046                     35,741
     Prepaid expenses and other current assets                                                     24,875                     19,334
                                                                                    -----------------------       ------------------
       Total current assets                                                                       327,550                    579,630
PROPERTY AND EQUIPMENT-NET (See Note 3)                                                           121,512                    423,194
INVESTMENT IN RELATED PARTY (See Notes 8 and 11)                                                    1,820                     27,750
INVESTMENT-OTHER (See Note 11)                                                                          6                      3,258
OTHER ASSETS                                                                                       21,473                     20,429
                                                                                    -----------------------       ------------------
TOTAL                                                                               $             472,361         $        1,054,261
                                                                                    =======================       ==================
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                               $              91,216         $           96,713
     Accrued network costs                                                                         25,230                      9,487
     Accrued refile costs                                                                          44,489                     34,705
     Accrued interest                                                                               3,931                     11,915
     Accrued contract penalty charges                                                              12,036                          -
     Restructuring reserve (See Note 10)                                                           11,280                          -
     Value-added tax payables                                                                      19,440                      8,234
     Other liabilities                                                                             13,281                     11,589
     Deferred revenue                                                                               7,158                     11,539
     Short-term debt                                                                                1,489                      2,838
                                                                                    -----------------------       ------------------
       Total current liabilities                                                                  229,550                    187,020
DEFERRED REVENUE                                                                                  102,023                    103,496
LONG-TERM DEBT (See Notes 6 and 13):
     Senior notes                                                                                 235,517                    237,888
     Other long-term debt                                                                               -                        753
                                                                                    -----------------------       ------------------
       Total long-term debt                                                                       235,517                    238,641
                                                                                    -----------------------       ------------------
COMMITMENTS AND CONTINGENCIES (See Note 7)
       Total liabilities                                                                          567,090                    529,157
SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $2 par value, 55,000,000 shares authorized, 42,875,466 and
   42,844,204 issued and outstanding, respectively                                                 85,751                     85,688
Additional paid-in capital                                                                        666,224                    666,205
Accumulated deficit                                                                             (819,315)                  (219,666)
Accumulated other comprehensive loss                                                             (26,783)                    (6,532)
Common stock held in treasury, 73,923 and 73,337, respectively                                      (606)                      (591)
                                                                                    -----------------------       ------------------
       Total shareholders' (deficit) equity                                                      (94,729)                    525,104
                                                                                    -----------------------       ------------------
TOTAL                                                                               $             472,361         $        1,054,261
                                                                                    =======================       ==================

*Derived from audited consolidated financial statements.

                   See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (SEE NOTE 2)
         (In Thousands of U.S. Dollars, Except Per Share Information)


                                                                                                       NINE MONTHS     NINE MONTHS
                                                                  THREE MONTHS       THREE MONTHS          ENDED           ENDED
                                                                     ENDED               ENDED         SEPTEMBER 30,   SEPTEMBER 30,
                                                               SEPTEMBER 30, 2001 SEPTEMBER 30, 2000       2001            2000
                                                               ------------------ ------------------   -------------   -------------
REVENUES                                                         $        87,025    $         76,558     $   284,635     $   185,356

OPERATING EXPENSES:
     Cost of services (exclusive of items shown
separately below)                                                        114,226              76,346         307,767         189,349
     Selling, general and administrative                                  18,455               8,699          66,859          25,502
     Depreciation and amortization                                        18,416               9,201          48,040          22,580
     Restructuring (See Note 10)                                          15,937                   -          15,937               -
     Impairment of long-lived assets (See Notes 3 and 11)                429,163                   -         429,163               -
                                                                 ------------------ ------------------   -------------   -----------
Total operating expenses                                                 596,197              94,246         867,766         237,431
                                                                 ------------------ ------------------   -------------   -----------
LOSS FROM OPERATIONS                                                   (509,172)            (17,688)       (583,131)        (52,075)
                                                                 ------------------ ------------------   -------------   -----------
OTHER INCOME (EXPENSE):
     Interest expense                                                    (7,814)             (8,057)        (23,889)        (23,893)
     Interest income                                                       3,374               5,494          10,106          14,584
     Currency exchange (loss) gain, net                                   18,962            (10,307)         (2,330)        (26,132)
     Other, net                                                             (33)                   4            (37)             (2)
                                                                 ------------------ ------------------   -------------   -----------
         Total other income (expense)                                     14,489            (12,866)        (16,150)        (35,443)
                                                                 ------------------ ------------------   -------------   -----------
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND EXTRAORDINARY
ITEM                                                                   (494,683)            (30,554)       (599,281)        (87,518)

INCOME TAX (EXPENSE) BENEFIT-Net of
valuation allowance (See Note 9)                                           (368)                   -           (368)               -
                                                                 ------------------ ------------------   -------------   -----------
LOSS BEFORE EXTRAORDINARY ITEM                                         (495,051)            (30,554)       (599,649)        (87,518)
EXTRAORDINARY LOSS ON EARLY
     EXTINGUISHMENT OF DEBT-Net of $0 tax
     benefit (See Note 6)                                                      -                   -               -         (3,789)
                                                                 ------------------ ------------------   -------------   -----------
NET LOSS                                                         $     (495,051)    $       (30,554)     $ (599,649)     $  (91,307)
                                                                 ================== ==================   =============   ===========
LOSS PER SHARE (See Note 5):
     Loss before extraordinary item:
         Basic and diluted                                       $       (11.55)    $         (0.73)     $   (13.99)     $    (2.19)
     Extraordinary loss on early extinguishment of
     debt:
         Basic and diluted                                                     -                   -               -          (0.10)
                                                                 ------------------ ------------------   -------------   -----------
     Net loss:
         Basic and diluted                                       $       (11.55)    $         (0.73)     $   (13.99)     $    (2.29)
                                                                 ================== ==================   =============   ===========

                    See notes to unaudited consolidated financial statements.

                     CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                                       (SEE NOTE 2)
                         NINE MONTHS ENDED SEPTEMBER 30, 2001
              (In Thousands of U.S. Dollars, Except Share Information)

                                                                                    ACCUMULATED          COMMON
                                                ADDITIONAL                              OTHER           STOCK HELD
                                    COMMON        PAID-IN        ACCUMULATED       COMPREHENSIVE           IN
                                     STOCK        CAPITAL          DEFICIT         INCOME (LOSS)        TREASURY          TOTAL
                                   -----------  -----------      -----------      --------------        -----------     ---------
BALANCE-December 31, 2000              $85,688     $666,205       $(219,666)           $ (6,532)             $(591)      $525,104
Issuance of shares
 (including treasury stock)
 (32,912 shares)                            63           19                                                       3            85
Repurchase of shares (2,236
 shares)                                                                                                       (18)          (18)
Comprehensive income
 (loss):
     Net loss                                                      (599,649)                                            (599,649)
     Other comprehensive
      income (loss), net of
      tax:
      Currency translation
       adjustments                                                                      (20,748)                         (20,748)
      Net unrealized loss
       from
       available-for-sale
       securities (net of $0
       tax)                                                                                (807)                            (807)
      Net realized gain
       from
       available-for-sale
       securities (net of $0
       tax)                                                                                1,304                            1,304

      Total comprehensive
       loss                                                                                                             (619,900)
                                   -----------  -----------      -----------      --------------        -----------     ---------
BALANCE-September 30, 2001             $85,751     $666,224       $(819,315)           $(26,783)             $(606)     $(94,729)
                                   ===========  ===========      ===========      ==============        ===========     =========

             See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 2)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                       (In Thousands of U.S. Dollars)


                                                                                              NINE MONTHS           NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                                                  2001                 2000
                                                                                          -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  $(599,649)            $ (91,307)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                               48,040                22,580
       Impairment of long-lived assets included in restructuring expenses                           4,635                     -
       Impairment of long-lived assets                                                            429,163                     -
       Amortization of financing costs                                                                759                 1,260
       Extraordinary loss on early extinguishment of debt                                               -                 3,789
       Bad debt expense                                                                            25,932                   948
       Changes in operating assets and liabilities:
         Restricted cash                                                                          (5,093)               (2,005)
         Accounts, unbilled and value-added tax refunds receivables                              (51,905)              (44,814)
         Prepaid expenses and other current assets                                                (5,966)               (8,674)
         Other assets                                                                             (1,789)                   312
         Accounts payable and accrued liabilities                                                  64,842                49,163
         Short-term deferred revenue                                                              (2,152)                     -
         Long-term deferred revenue                                                               (3,111)                79,445
                                                                                               ----------             ---------
              Net cash (used in) provided by operating activities                                (96,294)                10,697
                                                                                               ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (170,117)             (153,668)
     Receipts from maturity of restricted investments held in escrow                               28,561                58,227
     Receipts from sale of available-for-sale securities                                          183,160                     -
     Purchases of available-for-sale securities                                                  (76,787)                     -
     Increase in long-term investments                                                            (4,138)              (28,585)
                                                                                               ----------             ---------
              Net cash used in investing activities                                              (39,321)             (124,026)
                                                                                               ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of short-term debt                                                          -                29,726
     Proceeds from issuance of long-term debt                                                           -                10,304
     Proceeds from issuance of common stock                                                            85               681,654
     Payments on short-term debt                                                                        -              (38,397)
     Payments on long-term debt                                                                   (2,102)             (106,777)
     Purchase of treasury stock                                                                      (18)                 (649)
     Payments on restricted cash related to financing activities                                        -              (19,318)
     Proceeds from restricted cash related to financing activities                                 14,450                 5,480
                                                                                               ----------             ---------
              Net cash provided by financing activities                                            12,415               562,023
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                      (2,620)              (23,843)
                                                                                               ----------             ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (125,820)               424,851
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                          162,162                28,504
                                                                                               ----------             ---------
     End of period                                                                             $   36,342             $ 453,355
                                                                                               ==========             =========

            See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (SEE NOTE 2)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        (In Thousands of U.S. Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest for the nine months ending September 30, 2001 and 2000 was $31,833 and $35,800, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:

         At September 30, 2001 and 2000, network asset purchases of approximately $49,890 and $9,887, respectively, are included in accounts payable and accrued network costs.

         At December 31, 2000 and 1999, network asset purchases of approximately $59,721 and $39,720 respectively, are included in accounts payable and accrued network costs.

               See notes to unaudited consolidated financial statements.

                  CARRIER1 INTERNATIONAL S.A. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            (In Thousands of U.S. Dollars, Except Share Information)

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

2. UNAUDITED FINANCIAL INFORMATION

         The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments and certain asset impairment and other charges) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in shareholders' equity, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3. PROPERTY AND EQUIPMENT AND RELATED IMPAIRMENT CHARGES

         Property and equipment at September 30, 2001 and December 31, 2000, respectively, consist of the following:

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2001               2000
                                                                           -------------      ------------
Network equipment                                                            $ 29,373          $ 168,597
Owned fiber network                                                            12,679            124,682
Indefeasible right-of-use investments                                          27,835             98,201
Leasehold improvements                                                         37,874             25,694
Furniture, fixtures and office equipment                                       19,975             16,534
Construction in progress                                                       10,113             36,682
                                                                           -------------      ------------
                                                                              137,849            470,390
Less: accumulated depreciation and amortization                              (16,337)           (47,196)
                                                                           -------------      ------------
     Property and equipment, net                                            $ 121,512          $ 423,194
                                                                           =============      ============


         Carrier1 accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Carrier1 periodically evaluates whether events and circumstances have occurred that indicate possible impairment.

         In performing the review, the entity estimates the undiscounted net future cash flows expected to result from the use of the related asset or asset group. If the sum of the estimated net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the related asset or asset group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

         In 2000, Carrier1 entered into an agreement to purchase an IRU (the "UK Ring") in the United Kingdom from 360 Networks ("360"). The network assets were not yet completed by the time 360 filed for bankruptcy. After unsuccessful negotiations with the administrator, management decided to abandon its efforts to place the UK Ring into service in September 2001, and determined that it was appropriate to take an impairment charge of approximately $26,173 relating to the abandonment.

         In light of recent conditions in the telecommunications industry and the world economy, Carrier1 has conducted a review of the carrying amount of its network assets. It determined that the network assets group was the lowest level within property and equipment at which cash flows could be reliably identified and estimated. Carrier1 concluded that the estimated future undiscounted cash flows expected to be generated by its network assets would be less than their carrying amount. As a result of the review, the Company recorded an asset impairment charge in the third quarter of 2001 of approximately $370,166 relating to the write-down of the carrying value of its network assets to their estimated fair values based on a third party valuation analysis. The valuation analysis used to ascertain fair value reflected the value of the assets as a going concern and contemplates retention of the network assets at their present location for continuation as part of the current operations. The valuation analysis included the cost, income and market approaches to valuation of assets, with primary consideration given to the income approach on the basis of projected earnings and cash flows.

The Company's impairment of long-lived assets recorded in the third quarter of 2001 consists of the following:


         Impairment of network assets                                                    $ 370,166
         Abandonment of network assets                                                      26,173
         Impairment of investments in related party and other
            equity investments (See Note 11)                                                32,824
                                                                                         ---------
         Total impairment of long-lived assets                                           $ 429,163
                                                                                         =========


4. CHANGE IN FUNCTIONAL CURRENCY

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

         The net effect of this change in functional currency for the nine months ended September 30, 2001 was to reduce the net currency exchange loss and the net loss reported in the statement of operations for the nine months ended September 30, 2001 by approximately $12,911 and to increase the negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2001 by approximately $12,911. For the three months ended September 30, 2000 the effect was to reduce the net currency exchange loss and the net loss reported in the statement of operations by approximately $17,800 and to increase the negative currency translation adjustment component of other comprehensive loss reported in the statement of shareholders' equity by approximately $17,800. The cumulative effect of this change in functional currency as of September 30, 2001 was to increase the cumulative negative currency translation adjustment component of other comprehensive loss reported in the consolidated statement of changes in shareholders' equity by approximately $29,923. Also as a result of the change, both basic and diluted loss per share for the nine months ended September 30, 2001 were decreased by $0.30 and the three months ended September 30, 2000 were decreased by $0.43.

5. LOSS PER SHARE

         The following details the loss per share calculations for the three and nine months ended September 30, 2001 and September 30, 2000:

                                                                                                    NINE MONTHS     NINE MONTHS
                                                               THREE MONTHS       THREE MONTHS         ENDED           ENDED
                                                                  ENDED               ENDED         SEPTEMBER 30,   SEPTEMBER 30,
                                                            SEPTEMBER 30, 2001 SEPTEMBER 30, 2000       2001            2000
                                                            ------------------ ------------------   -------------   -------------
Loss from operations                                        $     (509,172)    $       (17,688)     $ (583,131)     $  (52,075)
                                                            ===============    ================     ===========     ===========

Loss before extraordinary item                                    (495,051)            (30,554)       (599,649)        (87,518)

Extraordinary loss from early extinguishment of debt        $             -    $              -     $         -     $   (3,789)
                                                            ---------------    ----------------     -----------     -----------

Net loss                                                    $     (495,051)    $       (30,554)     $ (599,649)     $  (91,307)
                                                            ===============    ================     ===========     ===========

Total number of shares used to compute basic and diluted
loss per share                                                   42,872,000          41,648,000      42,862,000      39,923,000


LOSS PER SHARE:
Loss from operations:
     Basic and diluted                                      $       (11.88)    $         (0.42)     $   (13.60)     $    (1.30)
                                                            ===============    ================     ===========     ===========

Loss before extraordinary item:
     Basic and diluted                                              (11.55)              (0.73)         (13.99)          (2.19)

Extraordinary loss:
     Basic and diluted                                      $             -    $              -     $         -     $    (0.10)
                                                            ---------------    ----------------     -----------     -----------

Net loss:
     Basic and diluted                                      $       (11.55)    $         (0.73)     $   (13.99)     $    (2.29)
                                                            ===============    ================     ===========     ===========

         Potential dilutive securities have been excluded from the computation for the three and nine months ended September 30, 2001 and September 30, 2000 as their effect is anti-dilutive. Had Carrier1 been in a net income position, the number of weighted-average shares used to compute diluted earnings per share would have included an additional 675,000 and 3,264,000 shares for the three and nine months ended September 30, 2001, respectively and 5,230,000 shares for the three and nine months ended September 30, 2000, related to outstanding warrants, stock options and stock subscriptions (determined using the treasury stock method at the estimated average market value).

6. DEBT

         During the nine months ended September 30, 2000, the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. resulted in an after-tax extraordinary loss of $3,789, or $0.10 per share.

7. PURCHASE COMMITMENTS

         On September 29, 2001, Carrier1 signed a binding memorandum of understanding with a French company. This memorandum of understanding amending and restated the original binding letter of intent dated, December 8, 2000, to exchange various capacities and ducts. Under the binding memorandum of understanding, Carrier1 will provide a 15-year indefeasible right of use, or IRU, for twenty-two fiber pairs in Italy for total consideration of (u)1,012 ($921) with delivery expected in November 2001. Carrier1 will also provide two ducts on its Milan Metro Ring for total consideration of (u)2,060 ($1,874), with delivery expected in February 2002. Carrier1 will receive: a 16-year IRU allowing it to choose various fiber pairs from a fiber bank for total consideration of (u)7,430 ($6,760); an additional 16-year IRU for an additional fiber bank of various fiber pairs that will not be delivered until January 2003 for total consideration of
(u)1,000 ($910); and a 15-year IRU for one-fiber pair between Italy and Switzerland for total consideration of (u)1,512 ($1,376). The memorandum of understanding also provides that Carrier1 will make payments for rack fees, annual rights-of-way and maintenance costs. As of September 30, 2001, Carrier1 has paid (u)3,253 ($2,960) under the terms of the memorandum of understanding.

8. RELATED PARTY TRANSACTIONS

         In January 2001, Carrier1 invested an additional $4,324 in DigiPlex S.A., a related party. In the third quarter of 2001, Carrier1 wrote-down its investment in DigiPlex S.A. by $29,194 to an amount of $1,820 at September 30, 2001 (see Note 11). In addition, Carrier1 forgave a $97 loan to one of its former employees.

9. INCOME TAXES

         Carrier1 has tax loss carryforwards of approximately $168,314 at September 30, 2001. The ability of Carrier1 to fully realize deferred tax assets related to these tax loss carryforwards in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such net operating losses lapses. Due to its limited history, Carrier1 was unable to conclude that realization of such deferred tax assets in the near future was more likely than not. Accordingly, a valuation allowance was recorded to offset the full amount of such assets.

10. RESTRUCTURING

         In an effort to reduce costs and improve productivity, Carrier1 announced in September 2001 a plan approved by the board to restructure its operations by reducing headcount and closing certain offices and data centers. As a result, Carrier1 recorded a restructuring charge of $15,937 in accordance with Emerging Issues Task Force Abstract 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring."

         Of the total restructuring charge, $5,013 relates to employee termination and severance programs. Prior to September 30, 2001, Carrier1 identified and notified approximately 125 employees which will be terminated in the near future. These reductions will take place in each business segment and geographic area of the company and in all major functions. The charge for employee termination and severance programs was based on the number of employees that will be terminated and the severance payments required by contractual obligations and local law.

         Facility and lease termination costs include the lease cancellation penalties and the lease costs for certain office facilities that would no longer be used after March 31, 2002. These facilities include sales and administrative offices including Berlin, Brussels, Dusseldorf, Madrid, Saarbruken and Vienna and data centers.

         The impairment charge referred to in the table below for property and equipment represents the write-down to fair value of certain leasehold improvements and furniture and office fixtures to be disposed of or scrapped and the recognition of impairment losses for assets to be used up to the office closing dates for those offices to be closed. For certain offices to be operated for a period of time, Carrier1 determined that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the property and equipment related to these offices. Accordingly, an impairment loss was recorded to write-down these certain furniture and office fixtures for these offices to their estimated fair values. The fair value of such depreciable assets that remain in use are depreciated over the asset's remaining useful life. Fair values for the furniture and office fixtures were determined based on management's best estimates considering the used equipment market.

                                                                        EMPLOYEE
                                                                      TERMINATION  FACILITY AND    NON-CASH
                                                                          AND          LEASE      WRITE-DOWN
                                                                        SEVERANCE    TERMINATION   OF PROPERTY
                                                                        PROGRAMS       COST      AND EQUIPMENT      TOTAL
                                                                      ------------ ------------  -------------    -----------
Balance at December 31, 2000                                                 -             -             -               -
Charge to income                                                      $  5,013     $   6,289     $   4,635        $ 15,937
Non-cash utilized                                                            -             -       (4,635)         (4,635)
Other                                                                     (10)          (12)             -            (22)
                                                                      --------     ---------     ---------        --------
Balance at September 30, 2001                                         $  5,003     $   6,277     $       -        $ 11,280
                                                                      ========     =========     =========        ========

11. IMPAIRMENT OF INVESTMENTS IN RELATED PARTY AND OTHER ENTITIES

         As part of its SFAS 121 impairment review, Carrier1 wrote-down approximately $32,824 of other impaired long-lived assets in addition to the write down of its network assets discussed in Note 3. These write-downs primarily included $29,194 on its investment in DigiPlex S.A. and $3,157 on its investment in Servecast.com Ltd. included in investments in related party and other investments. The remaining write-down related to other equity investments. Based on recent industry trends and management's current expectation for the sector, sustained benefit from these assets is unlikely. Based on Carrier1's analysis of future undiscounted net cash flow estimates, these assets have been written-down to their estimated fair value, which was determined by discounting the net future anticipated cash flows.

12. SEGMENT INFORMATION

         Summarized financial information concerning Carrier1's reportable segments for the nine months ended September 30, 2001 and September 30, 2000 is shown in the following table. The "Other" column includes unallocated shared network and corporate-related assets which are all assets other than network equipment that has been identified as relating to a specific segment.

NINE MONTHS ENDED SEPTEMBER 30, 2001:


                                                                            VOICE         DATA
                                                                          SERVICES      SERVICES       OTHER        CONSOLIDATED
                                                                         ---------      --------     ---------     --------------
Revenues                                                                 $ 189,324      $ 95,311                   $      284,635
Fixed cost contribution                                                   (11,149)        36,952                           25,803
Identifiable assets                                                          4,142         4,677     $ 112,693            121,512

NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                                                             VOICE          DATA
                                                                          SERVICES      SERVICES        OTHER       CONSOLIDATED
                                                                         ---------      --------     ---------     --------------
Revenues                                                                 $ 158,051      $ 27,305                    $     185,356
Fixed cost contribution                                                     13,769        21,039                           34,808
Identifiable assets                                                         26,976         8,235     $ 919,980            955,191

         The following table reconciles the fixed cost contribution for reportable segments to the loss before income tax benefit for the nine months ended September 30, 2001 and September 30, 2000:

                                                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                                                      2001            2000
                                                                                                  -------------  --------------
Total fixed cost contribution for reportable segments                                             $   25,803      $  34,808
Unallocated amounts:
     Unallocated cost of services (exclusive of items shown
       separately below)                                                                            (48,935)        (38,801)
     Selling, general and administrative expenses                                                   (66,859)        (25,502)
     Depreciation and amortization                                                                  (48,040)        (22,580)
     Restructuring                                                                                  (15,937)               -
     Impairment of long-lived assets                                                               (429,163)               -
     Other expense                                                                                  (16,150)        (35,443)
                                                                                                  ----------      ----------
Loss before income tax (expense) benefit and extraordinary item                                   $(599,281)      $ (87,518)
                                                                                                  ==========      ==========

         Unallocated cost of services include network and transmission costs that are shared by the voice and data services segments.

13. SUBSEQUENT EVENTS

SENIOR NOTE TENDER OFFER

         On November 6, 2001, Carrier1 commenced a cash tender offer and consent solicitation for amendments to the indentures (together the "Tender Offer") for all of Carrier1's outstanding high yield senior notes. Pursuant to the terms of the Tender Offer, note holders are being offered the following amounts in cash in return for tendering their senior notes and providing their consents.

         The consideration offered for Carrier1's outstanding senior euro notes and senior dollar notes is, per one thousand euros or one thousand U.S. Dollars tendered, (u)85,000 in 13.25% senior euro notes due 2009 for (u)182.50 and $160,000 in 13.25% senior dollar notes due 2009 for $182.50, plus accrued interest. Tendering holders whose notes are accepted for purchase also will receive accrued interest up to, but not including, the payment date.

         The Tender Offer will be conditioned upon the receipt of tenders for more than 50 percent of the principal amount of each of Carrier's outstanding senior euro notes and senior dollar notes taken individually and other standard conditions. The Tender Offer will expire on December 5, 2001, unless extended.

         Management estimates that if all notes are tendered and accepted for purchase, Carrier1 will pay approximately $57,000, including accrued interest and related fees and costs. The Tender Offer will be funded through cash and marketable securities.

         If the Tender Offer is not successful and the indentures are not amended as proposed, Carrier1's ability to continue to fund its operations depends upon whether it can reduce capital expenditures and costs significantly, eliminate all or a substantial portion of its debt and conserve cash required to fund its operations until it is cash flow positive.

RESTRICTED CASH

         On October 1, 2001, Carrier1 restricted further cash of $4,104 for future personnel costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. CERTAIN INFORMATION CONTAINED IN THE DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS
REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGY FOR OUR BUSINESS AND RELATED FINANCING, CONTAINS FORWARD-LOOKING STATEMENTS THAT
INVOLVE RISK AND UNCERTAINTIES, AS REFERRED TO AT THE BEGINNING OF THIS FORM 10-Q AND AS DETAILED IN OUR MOST RECENT FORM 10-K AS OF DECEMBER 31, 2000 AND
IN OUR OFFERS TO PURCHASE AND CONSENT SOLICITATIONS STATEMENT, DATED NOVEMBER 6, 2001, AS FILED ON FORM 8-K ON NOVEMBER 7, 2001.

OVERVIEW

         Conditions in the global economy, and particularly in the telecommunications sector, worsened significantly during the third quarter of 2001. The events of September 11 further compounded the worsening global economic situation. Management believes that the sector is unlikely to recover in the near term, but continues to believe in the long-term prospects of the Company's business. Carrier1 has continued to be affected by the overall economic slowdown and specifically the slowdown in the telecommunications industry. In light of these recent conditions, Carrier1 conducted a review of its assets and made substantial write-downs in the third quarter of 2001 as described below. In order to respond to the worsening operating and financial environment, Carrier1 has initiated several key activities and programs aiming to reduce the Company's cash consumption, lower operating expenditures, reduce its exposure to higher risk customers (especially in its voice services segment) in order to reduce bad debt expenses, and improve its working capital position. The combined aim of these actions is to ensure that Carrier1 continues to have the necessary funding sources to operate its business and serve its customers.

WRITE DOWN OF ASSETS

         The rapid, steep downturns in the telecommunications industry and related financial markets have increased pressure on Carrier1's margins resulting in an unstable customer base and negative cash flows higher than anticipated, which management believes will continue in the near term. These events have created acute circumstances regarding the valuation of long-lived assets, particularly in the third quarter of 2001.

         Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", or SFAS 121, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Carrer1 periodically evaluates whether events and circumstances have occurred that indicate possible impairment

         In performing the review, the entity estimates the undiscounted net future cash flows expected to result from the use of the related asset or asset group. If the sum of the estimated net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the related asset or asset group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

         Carrier1 conducted a review of its assets under SFAS 121 and made total write-downs in the third quarter of approximately $429.2 million, including a write-down of approximately $370.2 million to its network assets group, as well as a write-down of approximately $59.0 million to certain investments and network assets. See Notes 3 and 11 in Carrier1's unconsolidated financial statements and "Impairment of Long-Lived Assets" in the discussion below of the results of operations for the third quarter and the nine month period ended September 30, 2001.

         Carrier1 will continue to evaluate its assets on the basis of generally accepted accounting principles in the United States of America and relevant securities market regulations. Future evaluations may lead to further write-downs and adjustments that may have materially adverse effects on Carrier1's financial performance.

         Carrier1's board of directors and management is currently evaluating the implications of the Company's US GAAP consolidated losses for the third quarter in the various jurisdictions in which the Company and its subsidiaries are organized.

REDUCTION OF BAD DEBT AND CAPITAL EXPENDITURE

         In recent quarters, Carrier1 has experienced significant bad debt expenses relating to customers that were unable to pay for the services Carrier1 provided. In order to minimize bad debt in the future, Carrier1 has revised its credit policies, instituted strict collection policies, increased billing frequency, and instructed its organization to focus on receivables management. As a result, Carrier1's bad debt expense for the third quarter of 2001 was $2.2 million, compared with $16.8 million during the previous quarter. Carrier1 has also focused on reducing its capital expenditures in order to conserve cash resources. This has been accomplished by minimizing further network construction, canceling certain equipment purchases and concentrating on its core markets and services. As a result, Carrier1's capital expenditures decreased to $17.1 million during this quarter from $43.8 million during the previous quarter.

RESTRUCTURING AND OTHER CHARGES

         In order to lower Carrier1's overall operating expenses, the Company decided to reduce its total staff by approximately 40% across all functions. As part of the cost cutting program, Carrier1 decided to close a number of offices in an effort to concentrate on offering its services in its key geographic markets. Carrier1 estimates that these actions will lower annual expenses by approximately $15 million. The reduction of staff, office space and other related transactions led to Carrier1 taking a one-time restructuring charge of $15.9 million.

         Carrier1 has been in the process of renegotiating certain commercial contracts, including its agreement with America Online, or AOL. In order to properly reflect the status of these negotiations, Carrier1 has recorded one-time charges of $15.2 million. These charges include the issuance of a credit note and certain penalty charges relating to the AOL agreement and anticipated cancellation charges of local loop and other third party networks relating to Carrier1's networks in the United Kingdom.

TENDER OFFER AND CONSENT SOLICITATION FOR CARRIER1'S HIGH YIELD NOTES

         Subsequent to the third quarter, on November 6, 2001, Carrier1 announced a Tender Offer for all of its outstanding high-yield notes. The purchase price in the Tender Offer is (u)182.50 per (u)1,000 tendered on the
(u)85 million in 13.25% senior euro notes due 2009 and $182.50 per $1,000 tendered on the $160 million in 13.25% senior dollar notes due 2009, plus accrued interest.

         Current conditions in the capital markets make it unlikely that Carrier1 will be able to raise additional capital to refinance its long-term debt or fund its operations, given Carrier1's operating performance and existing capital structure. As a result, Carrier1 now believes that it could experience difficulty in meeting its August 2002 interest payment obligations on its notes. Accordingly, Carrier1's ability to continue to fund its operations depends upon whether it can reduce capital expenditure and costs significantly, eliminate all or a substantial portion of its debt and conserve cash required to fund its operations until it is cash-flow positive.

         Considering Carrier1's financial condition and business prospects in the current economic climate, Carrier1's board of directors approved steps in the third quarter to reduce its costs, including making large reductions in staff and closing certain facilities. Carrier1 does not believe, however, that these steps alone will be adequate to assure continued funding of its operations and believes that a significant reduction in indebtedness is also required.

         Therefore, the Company is making the Tender Offer as part of Carrier1's overall effort to eliminate or reduce its indebtedness substantially. This will significantly decrease Carrier1's interest burden and is expected to improve Carrier1's ability to continue to fund its operations.

         Successful completion of the Tender Offer and adoption of the proposed amendments to the indentures will permit Carrier1 greater financial and operating flexibility as it assesses how best to continue to develop its business and to continue to pursue strategic opportunities, including alliances, acquisitions, business combinations and other similar transactions. Carrier1 has no current arrangements or understandings to enter into any such transaction and there can be no assurance that any such transaction will be entered into or concluded. Carrier1 believes that it may be unable to participate in any such transaction unless it reduces its indebtedness substantially and adopts the proposed amendments to the indentures. Carrier1 believes the Tender Offer is in the best interest of Carrier1 and the holders of all its securities.

         The indentures relating to the notes impose significant operating and financial restrictions on Carrier1. They provide that upon a change of control, each noteholder will have the right to require Carrier1 to purchase all or a portion of the holder's notes at a fixed consideration. If Carrier1 is unable to obtain the funds necessary to satisfy that obligation, this provision could delay, deter or prevent a change of control transaction. If the Tender Offer is not successful and the indentures are not amended as proposed in the Tender Offer, the restrictions in the indentures may substantially limit or prohibit Carrier1 from taking various actions, including incurring additional debt, selling assets, engaging in mergers, consolidations or other business combinations, repurchasing or redeeming its shares, or otherwise capitalizing on business opportunities.

         Payment of the purchase price and interest on completion of the Tender Offer, if it is successful, will significantly reduce the Company's total cash resources. Such significant reduction may have a material adverse effect on the Company's funding and liquidity position. The amount of any such reduction would depend upon the level of success of the Tender Offer.

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  SUMMARY TABLE

                                                          THREE MONTHS    THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                              ENDED          ENDED          ENDED           ENDED
                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                              2001            2000           2001            2000
                                                          -------------  -------------  -------------   -------------
                                                                  $000, EXCEPT SHARES AND PER SHARE DATA
Voice services revenue                                    $    61,675    $    62,416    $   189,324      $   158,051
Data services revenue                                          25,350         14,142         95,311           27,305
                                                          -----------    -----------    -----------      -----------
TOTAL REVENUE                                                  87,025         76,558        284,635          185,356
Cost of services (exclusive of amounts shown
separately below)                                             114,226         76,346        307,767          189,349
Selling, general and administrative expenses                   18,455          8,699         66,859           25,502
                                                          -----------    -----------    -----------      -----------
EBITDA                                                       (45,656)        (8,487)       (89,991)          (29,495)

Depreciation and amortization                                  18,416          9,201         48,040           22,580
Restructuring                                                  15,937              -         15,937                -
Impairment of long-lived assets                               429,163              -        429,163                -

OTHER INCOME (EXPENSE):
Interest expense                                              (7,814)        (8,057)       (23,889)         (23,893)
Interest income                                                 3,374          5,494         10,106           14,584
Currency exchange (loss) gain, net                             18,962       (10,307)        (2,330)         (26,132)
Other income (expense)                                           (33)              4           (37)              (2)
                                                          -----------    -----------    -----------      -----------
Total other income (expense)                                   14,489       (12,866)       (16,150)         (35,443)
                                                          -----------    -----------    -----------      -----------
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND
EXTRAORDINARY ITEM                                          (494,683)       (30,554)      (599,281)         (87,518)
Income tax (expense) benefit                                    (368)              -          (368)                -
                                                          -----------    -----------    -----------      -----------
LOSS BEFORE EXTRAORDINARY ITEM                              (495,051)       (30,554)      (599,649)         (87,518)
Extraordinary loss on early extinguishment of
debt                                                                -              -              -          (3,789)
                                                          -----------    -----------    -----------      -----------
NET LOSS                                                  $ (495,051)    $  (30,554)    $ (599,649)      $  (91,307)
                                                          ===========    ===========    ===========      ===========


BASIC AND DILUTED LOSS PER SHARE:
Loss before extraordinary item                            $   (11.55)    $    (0.73)    $   (13.99)      $    (2.19)

Extraordinary loss on early extinguishment of
debt                                                                -              -              -           (0.10)
                                                          -----------    -----------    -----------      -----------
Net loss                                                  $   (11.55)    $    (0.73)    $   (13.99)      $    (2.29)
                                                          ===========    ===========    ===========      ===========
Weighted average shares outstanding                        42,872,000     41,648,000     42,862,000       39,923,000

         We define EBITDA as earnings before interest, taxes, depreciation, amortization, restructuring, impairment of long-lived assets, foreign currency exchange gains or losses, other income (expense) and extraordinary items. EBITDA is used by management and certain investors as an indicator of a company's ability to service debt and to satisfy its capital requirements. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America, or US GAAP, and should not be considered as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity or an alternative to net income as indications of our operating performance or any other measure of performance derived under US GAAP. EBITDA as presented may not be comparable to other similarly titled measures of other companies or to similarly titled measures as calculated under our debt agreements.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         REVENUE

         Revenue for the three months ended September 30, 2001 was approximately $87.0 million, representing an increase of approximately 14% over revenue for the three months ended September 30, 2000 of approximately $76.6 million. We divide our revenue into two principal categories: voice services revenue and data services revenue. Voice services revenue decreased slightly from $62.4 million for the three months ended September 30, 2000 to $61.7 million for the three months ended September 30, 2001. Data services revenue increased from $14.2 million for the three months ended September 30, 2000 to $25.3 million for the three months ended September 30, 2001. The increase of revenue is mainly associated with the increase in demand for our data services, especially our managed modem services.

VOICE SERVICES: Revenue from wholesale voice services and enhanced voice services (calling cards, premium number services and other enhanced voice services) for the three months ended September 30, 2001 and 2000 was approximately $61.7 million and $62.4 million, respectively. Revenue declined despite increased traffic volumes due to lower average revenues per minute. Voice traffic volume during the three months ended September 30, 2001 was approximately 527 million minutes compared with approximately 437 million minutes during the three months ended September 30, 2000. The average revenue per minute during the three months ended September 30, 2001 decreased approximately 18% compared with the three months ended September 30, 2000. The price decrease reflects a change in traffic mix as well as overall price decreases for voice services as a result of increased competition. We believe prices may stabilize if the number of direct competitors decreases as the telecommunications industry continues to experience business failures and further consolidation.

         We have continued to implement the actions outlined in our previous quarter's Form 10-Q filing such as the discontinuance of commercial relationships with voice customers and voice customer groups that may expose us to bad debt in the future or provide us with an inadequate return on capital. We believe that these actions have been successful to date. However, such actions might decrease our revenues over the short to medium term.

 DATA SERVICES: Repetitive data services revenue - the revenue we derive from Internet transport, Internet access services, bandwidth, infrastructure, and data center services--was approximately $25.3 million for the three months ended September 30, 2001, representing a 153% increase over revenue for the three months ended September 30, 2000 of approximately $10.0 million. This increase was primarily driven by increases in revenue from bandwidth, infrastructure and VISP services. The increase was offset by $3.2 million as a result of the resolution of a dispute with AOL regarding its acceptance date for those services. We did not record any significant non-recurring data revenues or one-time sales, such as duct, bandwidth IRU, and fiber sales, during the three months ended September 30, 2001. During the third quarter of 2000, we recognized revenue of approximately $4.2 million from one bandwidth IRU contract that qualified as a sales-type lease.

         COST OF SERVICES

         Cost of services (exclusive of items shown separately) for the three months ended September 30, 2001 was approximately $114.2 million, representing a 50% increase over cost of services for the three months ended September 30, 2000 of approximately $76.3 million. Depreciation of our network assets is included in depreciation and amortization.

         Cost of services consists of voice and Internet interconnection and termination costs, network operating costs, transmission costs, temporary or permanent leases for transmission capacity and costs related to duct, bandwidth IRU, and fiber sales. The increase from the third quarter of 2000 to the third quarter of 2001 was primarily attributable to: interconnection payments associated with the volume increase in traffic for our voice services; additional network operating costs associated with the increased demand for our repetitive data services; VISP termination costs, which were new in 2001; the development of new services; and our geographic expansion. In addition, we incurred $12.0 million of one-time charges relating to our agreement with AOL and the cancellation of two bandwidth contracts during the third quarter of 2001. Other charges during the third quarter of 2001 that caused this increase include $2.3 million of additional internet access costs in connection with our contract with AOL and $4.3 million of refile costs that were higher than initially estimated in prior periods. The voice market continued to suffer from extreme instability during the third quarter of 2001. Unusually high traffic due to the reduced number of carriers and volatility among suppliers we use to terminate traffic significantly increased our termination costs and negatively affected our gross margin. We expect, as we continue to optimize our supplier base and the overall market stabilizes, that these factors, and their adverse effect on gross margins, may abate.

         OPERATING EXPENSES

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were approximately $18.5 million for the three months ended September 30, 2001, representing a 113% increase over the three months ended September 30, 2000 of approximately $8.7 million. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 11% in the third quarter of 2000 to 21% in the third quarter of 2001. This increase was primarily attributable to increases in bad debt expense, our number of employees, severance charges and the hiring of top-level management.

         Bad debt expense totaled $2.2 million and ($0.2) million for the three months ended September 30, 2001 and 2000, respectively. Bad debt expense for the third quarter of 2001, specifically relating to the voice business, was higher due to our further efforts to trim our customer base. During the third quarter of 2001, we continued to reduce the number of companies connected to our pan-European network to reduce potential credit risks.

         A portion of the increase in selling, general and administrative expenses related to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth. We employed approximately 70 more employees during the third quarter of 2001 than during the third quarter of 2000. In addition, during the third quarter of 2001, we incurred expenses related to employee terminations prior to the restructuring of the company and costs associated with the hiring of top-level management. Comparable personnel costs were not incurred in any significant amount during the third quarter of 2000.

 DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses increased from $9.2 million for the three months ended September 30, 2000 to $18.4 million for the three months ended September 30, 2001. The increase was primarily attributable to the additional investments in metro rings, ducts, fiber, cables, electronics, network equipment, and the build-out of data centers during the fourth quarter of 2000 and first nine months of 2001. Once again, the additional investments are mainly attributable to growth of demand for our services and the geographic expansion of our network footprint. Based on impairment charges, as discussed below, we expect depreciation and amortization to reduce significantly in future periods.

 RESTRUCTURING: In the third quarter of 2001, we recorded a restructuring charge of $15.9 million. The restructuring charge was related to the lease cancellation penalties and lease costs for sales and administrative offices including Berlin, Brussels, Dusseldorf, Madrid, Saarbruken and Vienna and data centers, the elimination of approximately 125 employees from within each business segment and geographic area of the company and in all major functions, and the write-down of assets to their fair market value for certain furniture and fixtures at the offices mentioned above. We currently estimate that the restructuring initiatives will results in annual cost savings of approximately $15 million.

 IMPAIRMENT OF LONG-LIVED ASSETS. Carrier1 conducted a review of its assets under SFAS 121 in the third quarter of 2001 and made total write-downs of approximately $429.2 million. See Notes 3 and 11 in Carrier1's unconsolidated financial statements. No such write-downs were made in the same period of 2000.

         In light of recent conditions in the telecommunications industry and the world economy, Carrier1 conducted a review of the carrying amount of its network assets. It determined that the network assets group was the lowest level within property and equipment at which cash flows could be reliably identified and estimated. Carrier1 has concluded that the estimated future undiscounted cash flows expected to be generated by its network assets would be less than their carrying amount. As a result of the review, Carrier1 recorded an asset impairment charge in the third quarter of 2001 of approximately $370.2 million relating to the write-down of the carrying value of its network assets to their estimated fair values based on a third party valuation analysis. The valuation analysis used to ascertain fair value reflected the value of the assets as a going concern and discussed contemplates retention of the network assets at their present location for continuation as part of the current operations. The valuation analysis included the cost, income and market approaches to valuation of assets, with primary consideration given to the income approach on the basis of projected earnings and cash flows.

         In addition to the write down of its network assets, Carrier1 wrote-down approximately $59.0 million of other impaired long-lived assets. These write-downs primarily included $29.2 million on its investment in DigiPlex S.A., $3.2 million on its investment in Servecast.com Ltd. and $26.2 million on network assets located in the United Kingdom. The remaining write-down related to other equity investments. Based on recent industry trends and management's current expectation for the sector, sustained benefit from these assets is unlikely. Based on Carrier1's analysis of future undiscounted net cash flow estimates, these assets have been written-down to their estimated fair value, which was determined by discounting the net future anticipated cash flows.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

         We define EBITDA as earnings before interest, taxes, depreciation, amortization, restructuring, impairment of long-lived assets, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for the three months ended September 30, 2001 reflected a loss of $45.7 million, compared with a loss of $8.5 million for the three months ended September 30, 2000. This increase in our EBITDA loss is primarily attributable to the volume increases in our voice services, additional network operating costs, cancellation charges and delivery penalties, bad debt expense, increased number of employees, severance related charges and the hiring of top-level management. In addition, our EBITDA margin declined from (11)% for the three months ended September 30, 2000 to
(53)% for the three months ended September 30, 2001. This decline is primarily attributable to the increase in the costs mentioned above, as well as the discontinuation of certain customer relationships.

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

         OTHER INCOME (EXPENSE)

 INTEREST EXPENSE AND INTEREST INCOME. Net interest expense was approximately $4.4 million during the three months ended September 30, 2001 compared to approximately $2.6 million for the three months ended September 30, 2000. Interest income was approximately $3.4 million during the three months ended September 30, 2001 compared with approximately $5.5 million for the three months ended September 30, 2000. This decrease is primarily attributable to the various sales of our marketable securities during the first nine months of 2001. Interest expense was approximately $7.8 million during the three months ended September 30, 2001 compared to approximately $8.1 million for the three months ended September 30, 2000. This decrease from the three months ended September 30, 2000 is primarily attributable to $0.3 million of interest that was capitalized during the three months ended September 30, 2001, as compared to $0.2 million of interest that was capitalized during the three months ended September 30, 2000, as well as currency translation effect.

 CURRENCY EXCHANGE GAIN (LOSS)-NET. Currency exchange gain (loss), net, was approximately $19.0 million during the three months ended September 30, 2001 compared to approximately ($10.3) million for the three months ended September 30, 2000. The improvement in the currency exchange gain (loss), net, is a result of the U.S. dollar weakening against most European currencies during the third quarter of 2001 while it strengthened against such currencies during the third quarter of 2000.

         LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND EXTRAORDINARY ITEM
         Our loss before income tax (expense) benefit and extraordinary item was approximately $494.7 million during the three months ended September 30, 2001 compared to approximately $30.6 million for the three months ended September 30, 2000. The increase in our loss is due to the aforementioned changes in revenues and expenses.

         INCOME TAX (EXPENSE) BENEFIT

         For both periods, we generated tax losses on ordinary activities and therefore did not incur significant income tax obligations. We have recorded a valuation allowance for the full amount of any tax loss carryforwards generated in each of the two periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         REVENUE

         Revenue increased 54% from $185.4 million for the nine months ended September 30, 2000 to $284.6 million for the nine months ended September 30, 2001. We divide our revenue into two principal categories: voice services revenue and data services revenue. Voice services revenue increased 20% from $158.1 million for the nine months ended September 30, 2000 to $189.3 million for the nine months ended September 30, 2001. Data services revenue increased 249% from $27.3 million for the nine months ended September 30, 2000 to $95.3 million for the nine months ended September 30, 2001.

         The increase in revenue from the prior year's nine-month period reflects significant growth in demand for our service offerings from both new and existing customers, a variety of new service introductions and a significant expansion of our market. During 2000 and into the first nine months of 2001, we have focused on developing a number of enhanced voice services and data services, such as Internet access, value added Internet transport, a VISP platform, as well as a variety of content distribution and caching service offerings. Another focal point was the development of partnerships with other data services providers to facilitate distribution of our core services and provide better end-user functionality to our customer's customers.

 VOICE SERVICES: Revenue from wholesale voice services and enhanced voice services increased 20% from $158.1 million for the nine months ended September 31, 2000 to $189.3 million for the nine months ended September 30, 2001. Voice traffic volume during the nine months ended September 30, 2001 increased approximately 42% over the nine months ended September 30, 2000. The average revenue per minute during the nine months ended September 30, 2001 decreased by approximately 16% from the nine months ended September 30, 2000. The price decrease reflects a change in traffic mix as well as overall price decreases for voice services as a result of increased competition. We believe prices may stabilize if the number of direct competitors decreases as the telecommunications industry continues to experience business failures and further consolidation.

         The voice volume increases from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 were not only driven by the growth in our customer base, the build-out of our network, the formation of subsidiaries and the establishment of sales teams in the Nordic countries, Italy and Spain, but were also due to the launch of new enhanced services.

         We have continued to implement the actions outlined in our previous quarter's Form 10-Q filing such as the discontinuance of commercial relationships with voice customers and voice customer groups that may expose us to bad debt in the future or provide us with an inadequate return on capital. We believe that these actions have been successful to date, however, such actions might decrease our revenues over the short to medium term.

 DATA SERVICES: Repetitive data services revenue - the revenue we derive from Internet transport, Internet access services, bandwidth, infrastructure, and data center services - increased 318% from $18.4 million for the nine months ended September 30, 2000 to $77.0 million for the nine months ended September 30, 2001. This increase was primarily driven by increases in revenues from bandwidth, infrastructure and VISP services. Non-recurring data revenue, or one-time sales, such as duct, bandwidth IRU, and fiber sales were approximately $18.3 million and $8.9 million during the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily the result of two sales of fiber optic cable which resulted in revenue of $11.8 million during the first nine months of 2001. The increase from the nine months ended September 30, 2000 to September 30, 2001, was offset by one bandwidth IRU contract for $4.2 million that qualified as a sales-type lease during the first nine months of 2000. We expect that data services revenue as a percentage of total revenue will continue to increase due to the implementation of existing service contracts, the introduction of new services, and the likelihood of winning new customers as a result of our expanded services.

         COST OF SERVICES

         Cost of services (exclusive of items shown separately) increased by 63% from $189.3 million for the nine months ended September 30, 2000 to $307.8 million for the nine months ended September 30, 2001. Depreciation of our network assets is included in depreciation and amortization.

         Cost of services consists of voice and Internet interconnection and termination costs, network operating costs, transmission costs, temporary or permanent leases for transmission capacity and costs related to duct, bandwidth IRU, and fiber sales. The increase from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily attributable to: interconnection payments associated with the volume increase in traffic for our voice services; additional network operating costs associated with the increased demand for our repetitive data services; the development of new services; and our geographic expansion. In addition, VISP termination costs were new during 2001. We incurred $12.0 million of one-time charges relating to our agreement with AOL and the cancellation on two bandwidth contracts during the first nine months of 2001. Other charges during the first nine months of 2001 that caused this increase include $2.3 million of additional internet access costs in connection with our contract with AOL and $4.3 million of refile costs that were higher than initially estimated in prior periods. The voice market suffered from extreme instability during the first nine months of 2001. Unusually high traffic due to the reduced number of carriers and volatility among suppliers we use to terminate traffic significantly increased our termination costs and negatively affected our gross margin. We expect as we continue to optimize our supplier base and the overall market stabilizes, that these factors, and their adverse effect on gross margins, may abate.

         OPERATING EXPENSES

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 162% from $25.5 million for the nine months ended September 30, 2000 to $66.9 million for the nine months ended September 30, 2001. This increase was primarily attributable to bad debt expense of $25.9 million for the nine months ended September 30, 2001 as compared to $0.9 million for the nine months ended September 30, 2000. We increased our provision due to concerns over the economic viability of some of our customers, primarily in the voice services segment, that have been negatively impacted by the recent economic slowdown. We have since ceased our relationship with most of such customers and expect this to have a stabilizing effect on our bad debt expense in the future. A portion of the increase in selling, general and administrative expenses related to additional personnel costs, in particular an increase of our sales force, information technology costs, office costs and professional fees and expenses necessary to manage and administer our overall growth. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 14% in the nine months ended September 30, 2000 to 24% in the nine months ended September 30, 2001. This increase was primarily driven by the significant amount of bad debt expense. Excluding bad debt expense, our selling, general and administrative expenses expressed as a percentage of our revenue increased only slightly from 13% for the nine months ended September 30, 2000 to 14% for the nine months ended September 30, 2001.

 DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses increased from $22.6 million for the nine months ended September 30, 2000 to $48.0 million for the nine months ended September 30, 2001. The increase was primarily attributable to the completion and initial operation of our German fiber ring, additional investments in metro rings, ducts, fiber, cables, electronics, network equipment, and the build-out of data centers. Once again, these additional investments are mainly attributable to growth of demand for our services and our geographic expansion of the network footprint. Based on impairment charges, as discussed below, we expect depreciation and amortization to reduce significantly in future periods.

RESTRUCTURING: In the third quarter of 2001, we recorded a restructuring charge of $15.9 million. The restructuring charge was related to the lease cancellation penalties and lease costs for sales and administrative offices including Berlin, Brussels, Dusseldorf, Madrid, Saarbruken and Vienna and data centers, the elimination of approximately 125 employees from within each business segment and geographic area of the company and in all major functions, and the write-down of assets to their fair market value for certain furniture and fixtures at the offices mentioned above. We currently estimate that the restructuring initiatives will results in annual cost savings of approximately $15 million.

 IMPAIRMENT OF LONG-LIVED ASSETS. Carrier1 conducted a review of its assets under SFAS 121 in the third quarter of 2001 and made total write-downs of approximately $429.2 million. See Notes 3 and 11 in Carrier1's unconsolidated financial statements. No such write-downs were made in the same period of 2000.

         In light of recent conditions in the telecommunications industry and the world economy, Carrier1 conducted a review of the carrying amount of its network assets. It determined that the network assets group was the lowest level within property and equipment at which cash flows could be reliably identified and estimated. Carrier1 concluded that the estimated future undiscounted cash flows expected to be generated by its network assets would be less than their carrying amount. As a result of the review, Carrier1 recorded an asset impairment charge in the third quarter of 2001 of approximately $370.2 million relating to the write-down of the carrying value of its network assets to their estimated fair values based on a third party valuation analysis. The valuation analysis used to ascertain fair value reflected the value of the assets as a going concern and discussed contemplates retention of the network assets at their present location for continuation as part of the current operations. The valuation analysis included the cost, income and market approaches to valuation of assets, with primary consideration given to the income approach on the basis of projected earnings and cash flows.

         In addition to the write down of its network assets, Carrier1 wrote-down approximately $59.0 million of other impaired long-lived assets. These write-downs primarily included $29.2 million on its investment in DigiPlex S.A., $3.2 million on its investment in Servecast.com Ltd. and $26.2 million on network assets located in the United Kingdom. The remaining write-down related to other equity investments. Based on recent industry trends and management's current expectation for the sector, sustained benefit from these assets is unlikely. Based on Carrier1's analysis of future undiscounted net cash flow estimates, these assets have been written-down to their estimated fair value, which was determined by discounting the net future anticipated cash flows.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

         We define EBITDA as earnings before interest, taxes, depreciation, amortization, restructuring, impairment of long-lived assets, foreign currency exchange gains or losses, other income (expense) and extraordinary items. Our EBITDA for the nine months ended September 30, 2001 reflected a loss of $90.0 million, compared with a loss of $29.5 million for the nine months ended September 30, 2000. This increase in our EBITDA loss is primarily attributable to bad debt expense, volume increases in our voice services, additional network operating costs, cancellation charges and delivery penalties, increased number of employees, severance related charges and the hiring of top-level management. In addition, our EBITDA margin declined from (16)% for the nine months ended September 30, 2000 to (32)% for the nine months ended September 30, 2001. This decline is primarily attributable to the increase in bad debt expense. Excluding bad debt expense, our EBITDA expressed as a percentage of our revenue has declined from (15)% for the nine months ended September 30, 2000 to (23)% for the nine months ended September 30, 2001. This decrease is primarily attributable to the volume increases in our voice services, additional network operating costs, cancellation charges and delivery penalties, number of employees, severance related charges and the hiring of top-level management, as well as the discontinuation of certain customer relationships.

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

         OTHER INCOME (EXPENSE)

 INTEREST EXPENSE AND INTEREST INCOME. Net interest expense increased from $9.3 million for the nine months ended September 30, 2000 to $13.8 million for the nine months ended September 30, 2001. Interest income decreased from $14.6 million for the nine months ended September 30, 2000 to $10.1 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the various sales of our marketable securities during the nine months ended September 30, 2001. Interest expense remained consistent at $23.9 million for the nine months ended September 30, 2001 and 2000.

 CURRENCY EXCHANGE GAIN (LOSS)-NET. Currency exchange loss, net, decreased 91% from $26.1 million for the nine months ended September 30, 2000 to $2.3 million for the nine months ended September 30, 2001. During the first nine months of 2001, the U.S. dollar strengthened against most European currencies to a lesser extent than during the first nine months of 2000, primarily due to the weakening of the U.S. dollar during the third quarter of 2001 which led to a currency exchange gain of $19.0 million during that period. This decrease was offset by the difference in the change in functional currency of the Luxembourg holding company that reduced the currency exchange loss, net, reported in the unaudited statement of operations by $12.9 million for the nine months ended September 30, 2001 as compared to $17.8 million for the three months ended September 30, 2000, as described under the caption "-Liquidity and Capital Resources."

         LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT AND EXTRAORDINARY ITEM

         Our loss before income tax (expense) benefit and extraordinary item increased from $87.5 million for the nine months ended September 30, 2000 to $599.3 million for the nine months ended September 30, 2001 due to the aforementioned changes in revenues and expenses.

         INCOME TAX (EXPENSE) BENEFIT

         For both periods, we generated tax losses on ordinary activities and therefore did not incur significant tax obligations. We have recorded a valuation allowance for the full amount of any tax loss carryforwards generated in each of the two periods.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         For the nine months ended September 30, 2000, an after-tax extraordinary loss of $3.8 million resulted from the early retirement of an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. and a financing facility with Nortel Networks Inc. These facilities were repaid as part of our initial public offering as described under the caption "-Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW

         The costs associated with the initial installation and expansion of our networks, including development, installation and initial operating expenses, have been, and in new markets are expected to be, significant and have resulted in and will continue to result in negative cash flow. Negative cash flow is expected to continue until an adequate customer base and related revenue stream have been established. We believe that our operating losses and negative cash flow will continue into 2002 as we selectively expand our networks and service offerings.

         CASH FLOW INFORMATION

         Net cash (used in) provided by operating activities decreased to ($96.3) million for the nine months ended September 30, 2001 compared to $10.7 million for the nine months ended September 30, 2000. The decrease was primarily derived from increases in net loss and changes in receivables.

         Net loss for the nine months ended September 30, 2001 was $599.6 million compared with $91.3 million for the nine months ended September 30, 2000. The changes related to these amounts are discussed in the three and nine months ended September 30, 2001 and 2000 discussion and analysis above.

         Receivables, which includes accounts, increases in unbilled and value-added tax (VAT), refunds receivable, increased by $51.9 million to $169.0 million at September 30, 2001 compared to an increase of $44.8 million for the nine months ended September 30, 2000. Receivables increased during these periods as a result of increased volume and number of customers as well as difficulties in collecting certain receivables due to worsening economic conditions in the telecommunications industry. During the third quarter of 2001, we collected approximately $32 million of net VAT refunds and expect an additional $8 million from various governmental institutions before year-end, although there can be no assurance that we will indeed collect that amount.

         The increase in receivables was offset by increases in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased by $64.8 million to $220.9 million for the nine months ended September 30, 2001 compared to an increase of $49.2 million for the nine months ended September 30, 2000. Accounts payable and accrued liabilities increased during these periods due to the continued expansion of the business and the cancellation of the AOL contract discussed above. For the nine months ended September 30, 2001, approximately $11.3 million of the increase was also attributable to our restructuring of operations.

         We used $39.3 million in cash for net investing activities during the nine months ended September 30, 2001 compared to $124.0 million during the nine months ended September 30, 2000. We paid $170.1 million for property and equipment during the nine months ended September 30, 2001 compared to $153.7 million for the nine months ended September 30, 2000, in order to invest in fiber infrastructure and transmission equipment. The 2001 expenditures included payments for major infrastructure projects including the German network, the Hanover cross-connect, the development of the Southern Ring, and the UK network. We plan to continue investing in targeted infrastructure projects, such as select metropolitan networks. In addition, we sold $183.2 million of available-for-sale securities during the first nine months of 2001 to help fund operating deficits, capital expenditures, and reduce foreign exchange risk. We purchased $76.8 million of U.S. Treasury Bonds to mitigate against significant foreign exchange risk arising from U.S. dollar denominated liabilities.

         Net cash provided by financing activities was $12.4 million consisting primarily of released restricted cash, during the nine months ended September 30, 2001 compared to $562.0 million during the nine months ended September 30, 2000. On March 1, 2000, we completed our initial public offering of 8,625,000 shares of common stock (including the underwriters' overallotment of 1,125,000 shares) at a price of (u)87 per share (approximately $87.42 per share). We received proceeds of approximately $681.6 million, net of underwriting discounts and commissions, listing fees, and offering-related expenses. The net cash provided was used to help fund purchases of property and equipment, investments, operating losses and the repayment on a portion of the long-term debt that was incurred during 1999.

         On February 19, 1999, Carrier1 International S.A. issued $160 million and (u)85 million (currently $77.3 million) of 13 1/4% senior notes, with a scheduled maturity of February 15, 2009, with warrants which were subsequently detached from the notes. These notes contain covenants which significantly restrict Carrier1's operational flexibility, in that they restrict Carrier1's ability to enter into certain transactions including, but not limited to, incurring additional indebtedness, creating liens, paying dividends, redeeming capital stock, selling assets, issuing or selling stock of restricted subsidiaries, or effecting a consolidation or merger. On November 6, 2001, Carrier1 commenced a cash Tender Offer and consent solicitation for amendments to the indentures for all of Carrier1's outstanding high yield senior notes, as discussed below.

         As required by the terms of the notes, Carrier1 International S.A used approximately $49.2 million of the net proceeds to purchase a portfolio of U.S. Government securities and approximately (u)26.9 million ($29.8 million) of the net proceeds to purchase a portfolio of European government securities, and pledged these portfolios for the benefit of the holders of the respective series of notes to collateralize and fund the first five interest payments. As of September 30, 2001, the escrow funds set aside to fund these five interest payments on the notes have now been used in full and our balance of restricted investments was reduced to $0. As a result, the notes, which are obligations of Carrier1 International S.A. (and not of its subsidiaries) are not secured in any way.

         On February 18, 1999, we entered into an agreement to purchase fiber optic cable for the German network for $20.3 million plus value-added tax. The outstanding balance was repaid from the proceeds of our initial public offering during the third quarter of 2000.

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

         In December 1999, we entered into an interim credit agreement with Morgan Stanley Senior Funding, Inc. and Citibank N.A. As of December 31, 1999, we had borrowed (u)10 million ($10.1 million) of the $200.0 million (or the euro equivalent) available under the facility. During the first quarter of 2000, we incurred additional indebtedness of (u)30 million (approximately $29.7 million) related to this facility. This debt bore interest at a LIBOR-based floating interest rate equal to 6.72% as of December 31, 1999. The debt outstanding under this facility was repaid in 2000 from the proceeds of our initial public offering, and the facility terminated. This debt retirement resulted in an after-tax extraordinary loss of $2.2 million in 2000.

         Subsequent to the third quarter, on November 6, 2001, Carrier1 announced a Tender Offer for all of its outstanding high-yield notes. The purchase price in the Tender Offer is (u)182.50 per (u)1,000 tendered on the
(u)85 million in 13.25% senior euro notes due 2009 and $182.50 per $1,000 tendered on the $160 million in 13.25% senior dollar notes due 2009, plus accrued and unpaid interest.

         Current conditions in the capital markets make it unlikely that we will be able to raise additional capital to refinance our long-term debt or fund our operations, given our operating performance and existing capital structure. As a result, we now believe that we could experience difficulty in meeting our August 2002 interest payment obligations on the euro and dollar senior notes. Considering our financial condition and business prospects in the current economic climate, we recognized restructuring and impairment of long-lived asset charges during the three months ended September 30, 2001.

         However, we do not believe that these steps alone will be adequate to assure continued funding of our operations and believe that a significant reduction in indebtedness is also required. As a result, we initiated the Tender Offer described above. If successful, this will significantly decrease our interest burden and is expected to improve our ability to continue to fund our operations.

         Assuming that the cash tender offers were consummated with effect on September 30, 2001 and that 100% of the aggregate principal amount of the Notes had been tendered, accepted for purchase and paid for at the purchase price, together with accrued and unpaid interest thereon, on a pro forma basis, as of September 30, 2001, we would have had no long-term debt outstanding and approximately $77 million in cash and cash equivalents, restricted cash, restricted investments and available-for-sale securities.

         If the Tender Offer is successful, Carrier1 expects to recognize an accounting gain approximately equal to the difference between the nominal value of the notes and the purchase price for all notes purchased, but does not expect completion of the Tender Offer and adoption of the proposed amendments to result in any tax liability to the Carrier1 group.

         Payment of the purchase price and interest on completion of the Tender Offer, if it is successful, will significantly reduce the Company's total cash resources. Such significant reduction may have a material adverse effect on the Company's funding and liquidity position. The amount of any such reduction would depend upon the level of success of the Tender Offer. Carrier1's ability to continue to fund its operations depends upon whether it can reduce capital expenditure and costs significantly, eliminate all or a substantial portion of its debt and conserve cash required to fund its operations until it is cash-flow positive.

         Other factors that will affect the amount of future capital requirements include:

         -        the overall success of our business;

         -        any acquisitions or investments we make;

         -        the start-up of each additional segment of our network;

         -        the dates on which we further expand our network;

         - whether our selected network build-out is on-time and on-budget;

         - on-going reductions in our capital expenditures and operating expenses;

         -        the types of services we may offer in the future;

         -        staffing levels;

         -        customer growth; and

         -        the overall economic situation over the foreseeable future.

         Additional factors that are not within our control, including competitive conditions and government regulatory developments, may also impact our future capital requirements. Depending on the factors listed above, we may need to issue additional debt, secure additional credit or vendor financing facilities, continue to delay or reduce some or all of our development and expansion plans or may be required to seek other sources of funding. Carrier1 may not be able to secure any such financing, if and when it is needed. Our inability to secure additional funding may have a material adverse effect on our business.

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

         During the third quarter of 2000, Carrier1 determined that the functional currency of the Luxembourg holding company, Carrier1 International S.A., had changed from the U.S. dollar to the euro due to significant changes in economic facts and circumstances underlying our business. The functional currencies of our subsidiaries have not changed and, in all instances, are the respective local currency.

         We applied this change prospectively as of the beginning of the third quarter of 2000. As a result of this change, transactions entered into by the holding company that are denominated in currencies other than the euro are now translated into euros in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

         The net effect of this change in functional currency for the nine months ended September 30, 2001 was to decrease the currency exchange loss
(net) and the net loss reported in the unaudited statement of operations by approximately $12.9 million and to increase the negative currency translation adjustment component of other comprehensive loss reported in the statement of shareholders' equity by approximately $12.9 million for the nine months ended September 30, 2001. For the three months ended September 30, 2000 the effect was to reduce the currency exchange loss (net) and the net loss reported in the statement of operations by approximately $17.8 million and to increase the negative currency translation adjustment component of other comprehensive loss reported in the statement of shareholders' equity by approximately $17.8 million.

         The euro has eliminated exchange rate fluctuations among the 11 participating European Union member states. Adoption of the euro has therefore reduced the degree of intra-Western European currency fluctuations to which we are subject. We will, however, continue to incur revenues and operating costs in non-euro denominated currencies, such as pounds sterling.

         Although we do not currently engage in any off-balance sheet exchange rate-hedging strategies, we may attempt to limit foreign exchange exposure by purchasing forward foreign exchange contracts or engage in other similar hedging strategies in the future. As a first step, during the third quarter of 2001, we sold a portion of our euro-denominated available-for-sale securities and purchased $76.8 million of U.S. Treasury Bonds to mitigate against significant foreign exchange risk arising from U.S. dollar-denominated liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board approved SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS
121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS
144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will apply SFAS 144 beginning January 1, 2002. As a result of the impairment charge recorded during the third quarter of 2001, Carrier1 does not believe the adoption of SFAS 144 will have a material effect on Carrier1's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because our outstanding debt at September 30, 2001 is fixed-rate debt, a change in market interest rates has no material effect on our earnings, cash flows or financial condition.

         We are exposed to market risk from changes in foreign currency exchange rates. Our market risk exposure exists from changes in foreign currency exchange rates associated with our non-derivative financial instruments, such as our 13 1/4% senior dollar notes, and with transactions in currencies other than local currencies in which we operate. As of September 30, 2001, we did not have an off-balance sheet position in futures, forwards, swaps, options or other similar financial instruments to manage the risk arising from our foreign currency exchange rate exposures. However, during the third quarter of 2001, we sold a portion of our euro-denominated available-for-sale securities and purchased $76.8 million of U.S. Treasury Bonds to mitigate against significant foreign exchange risk arising from U.S. dollar-denominated liabilities.

         In addition, we have foreign currency exposures related to purchasing services and equipment and selling our services in currencies other than the local currencies in which we operate. The introduction of the euro has significantly reduced the degree of intra-Western European currency fluctuations to which we are subject as of September 30, 2001, although we are still exposed to exchange rate risk relating to fluctuations in currencies that were not converted to the euro, such as the British pound and the Swiss franc. Our assets, liabilities, revenues and expenses denominated in these currencies are substantial. Additionally, we are exposed to cash flow risk related to debt obligations denominated in foreign currencies, particularly our 13 1/4% senior dollar notes.

         The table below presents principal cash flows and related average interest rates for our obligations by expected maturity dates as of September 30, 2001. The information is presented in U.S. dollar equivalents, our reporting currency, using the exchange rate at September 30, 2001. The actual cash flows are payable in either U.S. dollars ($) or euro (u), as indicated in the parentheses. Fair value of the dollar and euro notes was estimated based on quoted market prices as of September 30, 2001. Fair value for all other debt obligations was estimated using discounted cash flows analyses, based on our borrowing rate as of September 30, 2001.


EXPECTED MATURITY DATE               2001    2002       2003       2004       2005      THEREAFTER         TOTAL      FAIR VALUE
----------------------               ----    ----     -------    --------   --------  -------------      ---------   ------------
                                                                        (IN THOUSANDS)
Notes payable:
     Fixed rate (u)                                                                        $77,343       $77,343          $6,961
     Interest rate                                                                          13.25%        13.25%
     Fixed rate ($)                                                                       $160,000      $160,000         $14,400
     Interest rate                                                                          13.25%        13.25%
Other long-term debt:
     Fixed rate ($)                  $736    $753                                                         $1,489          $1,489
     Interest rate                   9.7%    9.7%


         The cash flows in the table above are presented in accordance with the maturity dates defined in the debt obligations. However, the dollar and euro notes allow for early redemption at specified dates in stated principal amounts, plus accrued interest. Subsequent to the third quarter of 2001, we have initiated the Tender Offer to purchase all our euro and dollar notes. Cash flows associated with the purchase and subsequent early redemption or cancellation of these debt obligations are not assumed in the table above. Should any of the amounts be redeemed or cancelled following the Tender Offer, the cash flow amounts in the table above would change significantly.

Rider 1a to come

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarterly period ended September 30, 2001, we issued 8,205 shares of our common stock in exchange for warrants that were exercised.

ITEM 5. OTHER INFORMATION

    During the three month period ended September 30, 2001, each of Stig Johansson, our previous Chief Executive Officer, and Kees van Ophem, our previous Executive Vice President, Corporate Services and General Counsel, retired from all corporate functions (including as management or board member, or officer or any other similar function) in accordance with retirement letters as filed with this Form 10-Q as Exhibits 10.5 and 10.7, respectively, and entered into Severance Agreements with Carrier1 International GmbH, a wholly owned subsidiary of Carrier1, as filed with this Form 10-Q as Exhibits 10.4 and 10.6, respectively.

    On September 11, 2001, Carrier1 employed a new Chief Executive Officer, Michael McTighe, on terms set forth in the Employment Agreement and Option Agreement as filed with this Form 10-Q as Exhibits 10.1 and 10.2, respectively. Mr. McTighe was appointed to the board of directors of Carrier1 on September 10, 2001.

    On September 11, 2001, Carrier1 made certain amendments to its Registration Rights Agreement with its executives (filed as Exhibit 10.13 to Carrier1's Registration Statement on Form S-4 (No. 333-75195) as set forth in the Amendment Agreement as filed with this Form as Exhibit 10.3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.1            Employment Agreement, dated September 27, 2001, among
                        Carrier1 UK Limited, Carrier1 International S.A. and
                        Robert Michael McTighe.

        10.2            Option Agreement, dated September 11, 2001, among Carrier 1 UK
                        Limited, Carrier1 International S.A. and Robert Michael
                        McTighe.

        10.3 Amendment Agreement, dated September 11, 2001, by and among Carrier1 International S.A. and Carrier One, LLC.

        10.4            Separation Agreement, dated August 14, 2001, by and among
                        Carrier1 International GmbH and Stig Johansson.

        10.5            Retirement Letter, dated August 14, 2001 of Stig
                        Johansson, retiring from all corporate functions.

        10.6            Separation Agreement, dated September 19, 2001, by and among
                        Carrier1 International GmbH and Kees van Ophem.

        10.7            Retirement Letter, dated September 19, 2001, of Kees van
                        Ophem, retiring from all corporate functions.


(b) Reports on Form 8-K

    We filed the following reports on Form 8-K during the fiscal quarter ended September 30, 2001:

    Form 8-K dated August 9, 2001, and filed with the Securities and Exchange Commission on
August 9, 2001, indicating that we would announce our second quarter results on August 14.

    Form 8-K dated August 14, 2001, and filed with the Securities and Exchange Commission on
August 14, 2001, announcing our second quarter results and the retirement of our CEO.

    Form 8-K dated November 7, 2001, and filed with the Securities and Exchange Commission on
November 7, 2001, regarding our commencement of a tender offer and consent solicitation relating to our high yield notes.

    Form 8-K dated November 9, 2001, and filed with the Securities and Exchange Commission on November 9, 2001, announcing a conference call in order to discuss our financial results for the period ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CARRIER1 INTERNATIONAL S.A.

                                                       BY:        /S/ ROBERT MICHAEL MCTIGHE
                                                            -----------------------------------------
                                                                    Robert Michael McTighe
                                                                  CHIEF EXECUTIVE OFFICER AND
                                                                            DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)
                                                                      Date:  November 14, 2001

                                                       BY:               /S/ ALEX SCHMID
                                                            -----------------------------------------
                                                                           Alex Schmid
                                                                     CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)
                                                                      Date:  November 14, 2001